Form 10-Q
period 1995-09-30
GRAFF PAY PER VIEW INC /DE/
filed 1995-11-14
CIK 839431

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q


[X]                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 1995

OR


[_]                 TRANSITION REPORT PURSUANT TO SECTION 13 OR
                       15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission file number  0-21150
                        -------

                         GRAFF PAY-PER-VIEW INC.
                         -----------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE                                                11-2917462
---------                                               ----------
(STATE OF OTHER JURISDICTION OF                      (I.R.S. EMPLOYER
OR ORGANIZATION)                                     IDENTIFICATION NO.)

                       536 BROADWAY, NEW YORK, NY  10012
                       ---------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                (212)  941-1434
                                ---------------
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)



          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X    No
       --



Number of outstanding of Registrant's Common Stock as of November 1, 1995:
12,071,543

                    GRAFF PAY-PER-VIEW INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


PART I - FINANCIAL INFORMATION

                         ITEM 1.  FINANCIAL STATEMENTS


                                          SEPTEMBER 30,   DECEMBER 31,
                                               1995           1994
                                        ------------------------------
ASSETS
CURRENT ASSETS:
 CASH AND CASH EQUIVALENTS                  $ 1,165,887    $ 1,598,282
 ACCOUNTS RECEIVABLE, NET                     8,889,124      9,082,458
 FILM AND CD-ROM COSTS, NET                   2,358,721        941,459
 PREPAID EXPENSES AND OTHER CURRENT
  ASSETS                                      2.703,880      2,102,017
 DEFERRED SUBSCRIPTION COSTS                    862,638      1,053,043
 DUE FROM RELATED PARTIES AND OFFICERS          362,749
                                        ------------------------------
   TOTAL CURRENT ASSETS                      16,342,999     14,777,259

PROPERTY AND EQUIPMENT, NET                  10,708,668      7,281,200
DUE FROM RELATED PARTIES                        485,587        542,931
FILM AND CD-ROM COSTS, NET                    2,687,761      2,316,306
INTANGIBLE ASSETS:
 LIBRARY OF MOVIES                            2,351,732      1,558,151
 COST IN EXCESS OF NET ASSETS ACQUIRED,
  NET OF ACCUMULATED AMORTIZATION            12,301,276     12,770,967
INVESTMENT IN TELESELECT                      3,146,247
INVESTMENT IN AMERICAN GAMING NETWORK,
 J.V.                                         1,000,000
OTHER ASSETS                                  1,068,796      1,750,925
                                        ------------------------------
   TOTAL ASSETS                             $50,093,066    $40,997,739
                                        ==============================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 CURRENT PORTION OF  LONG-TERM DEBT           2,460,360      4,439,069
 ROYALTIES PAYABLE                            2,512,822      2,178,856
 ACCOUNTS PAYABLE                             3,815,465      2,927,173
 ACCRUED EXPENSES PAYABLE                     1,233,536      1,470,218
 DEFERRED SUBSCRIPTION REVENUE                2,512,508      3,191,256
                                        ------------------------------
   TOTAL CURRENT LIABILITIES                 12,534,691     14,206,572

LONG-TERM DEBT                               14,317,181      3,198,593
DEFERRED COMPENSATION                           181,531        132,366
                                        ------------------------------
   TOTAL LIABILITIES                         27,033,403     17,537,531
                                        ------------------------------

STOCKHOLDERS' EQUITY

 COMMON STOCK, $.01 PAR VALUE;
  AUTHORIZED 25,000,000 SHARES,
  12,071,543 ISSUED AND OUTSTANDING
  SHARES AT SEPTEMBER 30, 1995 AND
  11,116,588 SHARES ISSUED
  AND OUTSTANDING AT DECEMBER 31, 1994          120,716        111,166
 ADDITIONAL PAID-IN CAPITAL                  23,364,091     20,887,916
 UNEARNED COMPENSATION                       (1,399,407)
 ACCUMULATED EARNINGS                         1,041,279      2,169,315
 FOREIGN CURRENCY TRANSLATION ADJUSTMENT        556,921        291,811
                                        ------------------------------
                                             23,683,600     23,460,208
 LESS SHAREHOLDERS' LOANS                      (623,937)
                                        ------------------------------
   TOTAL STOCKHOLDERS' EQUITY                23,059,663     23,460,208
                                        ------------------------------
   TOTAL LIABILITIES AND STOCKHOLDERS'
    EQUITY                                  $50,093,066    $40,997,739
                                        ==============================

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                      GRAFF PAY-PER-VIEW AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)





                                              THREE MONTHS ENDED          NINE MONTHS ENDED
                                                SEPTEMBER 30,               SEPTEMBER 30,
                                              1995          1994          1995         1994
                                        -------------------------------------------------------

REVENUES:                                 $ 12,540,333   $13,194,769  $39,189,561   $36,635,111
                                        -------------------------------------------------------

OPERATING EXPENSES:
     COST OF GOODS SOLD                         32,474       195,655      472,412       480,068
     SALARIES, WAGES AND BENEFITS            2,812,597     2,311,067    8,123,127     6,312,710
     PRODUCER ROYALTIES AND FILM COST        1,440,167     1,666,609    4,682,106     5,197,031
      AMORTIZATION
     SATELLITE, UPLINKING AND PLAYBACK       3,822,496     3,566,243    9,173,619    10,058,089
      EXPENSES
     SELLING, GENERAL AND                    4,986,036     3,576,127   13,581,257    10,448,470
      ADMINISTRATIVE EXPENSES
     DEPRECIATION OF FIXED ASSETS AND
      AMORTIZATION OF GOODWILL                 715,360       431,016    1,972,908     1,208,446
                                        -------------------------------------------------------

              OPERATING EXPENSES            13,809,130    11,746,717   38,005,429    33,704,814
                                        -------------------------------------------------------

              TOTAL INCOME (LOSS) FROM      (1,268,797)    1,448,052    1,184,132     2,930,297
                OPERATIONS

INTEREST EXPENSE                               322,615       125,052      814,641       316,593

MINORITY INTEREST                                            190,447                    598,780
                                        -------------------------------------------------------

INCOME (LOSS) BEFORE PROVISION FOR          (1,591,412)    1,132,553      369,491     2,014,924
 INCOME TAXES

PROVISION FOR INCOME TAXES                     347,395       249,696    1,016,927       831,166
                                        -------------------------------------------------------

              NET INCOME                   ($1,938,807)  $   882,857    ($647,436)  $ 1,183,758
               (LOSS)
                                        =======================================================

EARNINGS (LOSS)  PER COMMON AND COMMON
 EQUIVALENT SHARE, PRIMARY                      ($0.15)        $0.07       ($0.05)        $0.10
                                        =======================================================

EARNINGS PER COMMON AND COMMON
 EQUIVALENT SHARE, ASSUMING FULL DILUTION                      $0.07                      $0.10
                                                      ==============             ==============

WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING, PRIMARY                       12,749,016    11,842,720   12,749,109    11,846,454
                                        =======================================================

WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING, ASSUMING FULL DILUTION                      12,014,140                 12,017,874
                                                      ==============             ==============



  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                      GRAFF PAY-PER-VIEW AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995
                                  (UNAUDITED)

                                 COMMON STOCK
                           ----------------------                                                         FOREIGN
                                                     ADDITIONAL       UNEARNED        ACCUMULATED       TRANSLATION
                               SHARES     AMOUNT   PAID-IN CAPITAL  COMPENSATION        EARNINGS         ADJUSTMENT      TOTAL
                           -------------------------------------------------------------------------------------------------------

BALANCE, JANUARY 1, 1995     11,116,588  $111,166      $20,887,916                        $2,169,315         $291,811  $23,460,208
SHARES ISSUED IN
 CONNECTION WITH
 THE EXERCISE OF
 EMPLOYEE OPTIONS                 7,000        70           27,660                                                          27,730
SHARES ISSUED IN
 CONNECTION WITH
 A CONSULTING AGREEMENT          21,000       210          223,790                                                         224,000
SHARES ISSUED TO AN
 EMPLOYEE IN CONNECTION
 WITH A BONUS                     1,200        12           11,388                                                          11,400
SHARES ISSUED IN
 CONNECTION WITH
 THE EXERCISE OF SENIOR
 MANAGEMENT OPTIONS             748,755     7,488          616,449                                                         623,937
CONTRIBUTED SERVICES BY
 SHAREHOLDERS                                               46,300                                                          46,300
CONVERSION OF AEC INTEREST
 PAYABLE TO EQUITY                                          25,733                                                          25,733
RESTRICTED STOCK GRANTED TO
 EXECUTIVE OFFICERS             177,000     1,770        1,524,855    (1,399,407)                                          127,218
LESS DIVIDENDS PAID TO THE
 FORMER SHAREHOLDERS OF SEG                                                                 (480,600)                     (480,600)
NET LOSS FOR THE PERIOD                                                                     (647,436)                     (647,436)
FOREIGN CURRENCY
 TRANSLATION ADJUSTMENT                                                                                       265,110      265,110
                           -------------------------------------------------------------------------------------------------------
                             12,071,543  $120,716      $23,364,091   ($1,399,407)         $1,041,279         $556,921  $23,683,600
LESS SHAREHOLDERS' LOANS                                                                                                 ($623,937)
                           -------------------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30,
 1995                        12,071,543  $120,716      $23,364,091   ($1,399,407)         $1,041,279         $556,921  $23,059,663
                           =======================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                    GRAFF PAY-PER-VIEW INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                              NINE MONTHS ENDED
                                                SEPTEMBER 30,
                                             1995          1994
                                        --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    NET INCOME (LOSS)                      ($647,436)  $ 1,183,758
                                        --------------------------

ADJUSTMENTS TO RECONCILE NET INCOME TO
 NET CASH USED IN OPERATING ACTIVITIES:
    MINORITY INTEREST                                      598,780
    DEPRECIATION AND AMORTIZATION          1,290,367       924,281
    AMORTIZATION OF GOODWILL                 682,270       310,028
    AMORTIZATION OF FILM COSTS AND
     CD-ROM COSTS                          1,182,692       807,876
    AMORTIZATION OF LIBRARY OF MOVIES        759,910        45,000
    CONTRIBUTED CAPITAL                       72,034       208,200
    PROVISION FOR BAD DEBTS                  236,397        51,582
    COMPENSATION SATISFIED THROUGH THE
     ISSUANCE OF COMMON STOCK                264,212        43,000
    DEFERRED COMPENSATION EXPENSE             49,165        49,165
    GAIN ON SALE OF EQUIPMENT                 (7,900)     (189,496)
    OTHER, NET                                               3,882
    CHANGES IN ASSETS AND LIABILITIES:
         INCREASE IN ACCOUNTS RECEIVABLE     (43,063)   (2,775,218)
         INCREASE IN FILM COSTS           (2,971,409)   (1,473,245)
         (INCREASE) DECREASE IN LOANS
          RECEIVABLE FROM OFFICERS          (305,405)      470,675
         (INCREASE) DECREASE IN PREPAID
          EXPENSES AND OTHER CURRENT
          ASSETS                             243,935      (180,922)
         DECREASE IN DEFERRED
          SUBSCRIPTION COST                  190,405
         INCREASE (DECREASE) IN
          ROYALTIES PAYABLE                  333,966    (1,230,387)
         DECREASE IN ADVANCE                              (275,000)
         INCREASE IN ACCOUNTS PAYABLE
          AND ACCRUED EXPENSES               651,611       143,060
         (DECREASE) INCREASE  IN
          DEFERRED SUBSCRIPTION REVENUE     (678,748)      161,152
                                        --------------------------
              TOTAL ADJUSTMENTS            1,950,439    (2,307,587)
                                        --------------------------

              NET CASH PROVIDED BY
               (USED IN) OPERATING
               ACTIVITIES                  1,303,003    (1,123,829)
                                        --------------------------
 CASH FLOWS FROM INVESTING ACTIVITIES:
    PURCHASE OF PROPERTY AND EQUIPMENT    (3,770,976)   (2,734,337)
    PROCEEDS FROM THE SALE OF EQUIPMENT        4,708       781,500
    INVESTMENT IN LIBRARY OF MOVIES       (1,553,491)     (498,703)
    INVESTMENT IN TELESELECT              (2,526,247)
    INCREASE IN OTHER ASSETS                (393,750)     (248,731)
    INVESTMENT IN AMERICAN GAMING
     NETWORK                                (425,000)
                                        --------------------------
              NET CASH USED IN
               INVESTING ACTIVITIES       (8,664,756)   (2,700,271)
                                        --------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    PROCEEDS FROM THE ISSUANCE OF
     COMMON STOCK AND DETACHABLE
       WARRANTS                               27,730     2,628,150
    PROCEEDS FROM SALE OF TREASURY STOCK                   125,665
    PROCEEDS FROM THE ISSUANCE OF
     LONG-TERM DEBT                        9,085,000     1,854,000
    DIVIDENDS PAID TO MINORITY
     SHAREHOLDERS OF HVC                                  (848,827)
    REPAYMENT OF LONG-TERM DEBT           (1,677,772)     (735,429)
    REPURCHASE OF OUTSTANDING WARRANTS       (25,000)
    DISTRIBUTION TO THE FORMER
     SHAREHOLDERS OF SEG                    (480,600)
                                        --------------------------
              NET CASH PROVIDED BY
               FINANCING ACTIVITIES        6,929,358     3,023,559
                                        --------------------------

              NET DECREASE IN CASH AND
               CASH EQUIVALENTS             (432,395)     (800,541)

CASH AND CASH EQUIVALENTS, BEGINNING OF
 THE PERIOD                                1,598,282     2,251,180
                                        --------------------------
              CASH AND CASH
               EQUIVALENTS, END OF THE
               PERIOD                      1,165,887     1,450,639
                                        ==========================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                   CONTINUED

                    GRAFF PAY-PER-VIEW INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                  (UNAUDITED)



                                           NINE MONTHS ENDED
                                             SEPTEMBER 30,
                                             1995       1994
                                        ----------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
 CASH PAID DURING THE PERIOD FOR:

         INTEREST                         $  447,243  $121,049
                                        ======================
         INCOME TAXES                     $  980,228  $123,066
                                        ======================



SUPPLEMENTAL SCHEDULE OF NON-CASH
 INVESTING AND FINANCING ACTIVITIES:

    ISSUANCE OF 30,000 SHARES OF COMMON
     STOCK AT FAIR MARKET VALUE IN
     CONVERSION OF A CONVERTIBLE NOTE                 $150,000

    ISSUANCE OF 12,500 SHARES OF COMMON
     STOCK IN CONNECTION WITH THE
     PURCHASE OF PSP COMMUNICATIONS                   $ 93,750

    ISSUANCE OF 125,000 SHARES AT FAIR
     MARKET VALUE IN CONNECTION WITH THE
     PURCHASE OF PSP HOLDINGS                         $953,125

    LIABILITIES ASSUMED FROM THE
     PURCHASE OF PSP HOLDINGS                         $ 75,000

    ISSUED COMMON STOCK AS COMPENSATION
     FOR SERVICE RENDERED BY CONSULTANT               $ 18,000

    ISSUED COMMON STOCK FOR BONUS TO
     EMPLOYEE                             $   11,400

    ACQUIRED EQUIPMENT THROUGH
     EXECUTION OF CAPITAL LEASE           $  885,737  $ 38,873

    ISSUANCE OF 748,755 SHARES OF
     COMMON STOCK IN CONNECTION WITH
     THE EXERCISE OF SENIOR MANAGEMENT
     OPTIONS IN EXCHANGE FOR NOTES
     RECEIVABLE                           $  623,937

    ISSUANCE OF 21,000 SHARES OF COMMON
     STOCK AT FAIR MARKET VALUE IN
     CONNECTION WITH A CONSULTING
     AGREEMENT                            $  224,000

    EQUITY ADJUSTMENT ON TRANSLATION ON
     FOREIGN CURRENCY                     $  265,110  $204,546

    ISSUANCE OF 177,000 SHARES OF
     RESTRICTED STOCK TO SENIOR
     MANAGEMENT OF WHICH,
     $127,219 WAS RECOGNIZED AS
     COMPENSATION EXPENSE AT
     SEPTEMBER 30, 1995                   $1,526,625




  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                    GRAFF PAY-PER-VIEW INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 - CONTINUED
                                  (UNAUDITED)

1. In the opinion of Graff Pay-Per-View Inc. and its wholly-owned subsidiaries (the "Company"), which include Adam and Eve Communications, Inc. and Spector Entertainment Group, Inc., the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1995 and the results of operations for the three and nine months then ended and cash flows for the nine months then ended. The Company violated various covenants of its loan with Midlantic Bank, N.A. ("Midlantic"). Midlantic has agreed to waive these defaults through December 30, 1995 and agreed to discuss in good faith the financial covenants. The Company believes it will be successful renegotiating the financial covenants and has classified the loan as long term.

2. The results of operations for the three and nine months ended September 30, 1995 are not necessarily indicative of the results to be expected for the full year.

3. The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. As of July 31, 1994, the Company acquired the balance of the equity in The Home Video Channel Limited ("HVC"); as a consequence the minority interest previously reported is no longer applicable subsequent to July 31, 1994.

4. On April 13, 1995, pursuant to a Merger Agreement and Plan of Reorganization dated April 7, 1995, by and among Adam & Eve Communications, Inc. ("AEC"), Russell J. Hampshire, John J. Gallagher and Nolan Quan, Graff Pay-Per-View Inc. and Spice, Inc. ("Spice"), a wholly-owned subsidiary of the Company, AEC was merged with and into Spice (the "AEC Merger"). The AEC shareholders received in the AEC Merger an aggregate of 820,000 shares of the Company's common stock, par value $.01 ("Common Stock") . This price was determined by arms' length negotiations with the AEC shareholders, who prior to the AEC Merger were unrelated to the Company. This transaction was accounted for as a pooling of interest, whereby the financial statements for all the periods prior to the combination were restated to reflect the combined operations.

          Prior to the AEC Merger, AEC operated a pay-per-view network featuring cable version adult films and programming in the United States. The Company continues to operate this network. As a result of the AEC Merger, the Company gained access to licenses of approximately 200 adult titles from VCA Labs, Inc. ("VCA"), an affiliate of a principal AEC shareholder and others, and increased its subscriber base.

          As of August 31, 1995, pursuant to a Merger Agreement and Plan of Reorganization dated August 9, 1995 by and among Spector Entertainment Group, Inc. ("SEG"), Edward M. Spector, the Company and Newco SEG, Inc., a newly-formed wholly-owned subsidiary of the Company ("Newco"), Newco was merged into SEG and the surviving corporation (which will continue under the name Spector Entertainment Group, Inc.) became a wholly-owned subsidiary of the Company (the "SEG Merger"). After the SEG Merger, Edward M. Spector was elected to the Company's Board of Directors. The former SEG shareholders received in the SEG Merger an aggregate of 700,000 shares of Common Stock. This price was determined by arms' length negotiations with the SEG shareholders, who, prior to the SEG Merger, were unrelated to the

                    GRAFF PAY-PER-VIEW INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 - CONTINUED
                                  (UNAUDITED)
Company. This transaction was accounted for as a pooling of interest, whereby the financial statements for all prior periods were restated to reflect the combined operations.

          SEG provides television production and communications services, systems and equipment to the sports, entertainment and pari mutuel wagering industries. Since the SEG Merger, SEG has continued in its previous business and continues to operate from leased facilities owned by Margate Associates, an affiliated entity owned by the Spector family.

          The former SEG shareholders also own United Transactive Systems, Inc. ("UTI") (formerly known as Spector Information Systems, Inc.), which holds an interest in a partnership with Medtech Broadcast Inc. The partnership was formed to distribute information, news and other programming using a proprietary point to multipoint secure data distribution system. Pursuant to a letter agreement dated August 13, 1995, as amended by a letter agreement dated August 31, 1995, between UTI shareholders and the Company, the UTI shareholders granted the Company an option to acquire the UTI stock in exchange for a minimum of 100,000 shares of Common Stock and a maximum of 300,000 shares of Common Stock equal in value to 25% multiplied by UTI's earnings before interest, taxes and depreciation in excess of $400,000 for the preceding 12 month period. If the Company does not exercise its option, the UTI shareholders may put the UTI shares to the Company (except in certain circumstances) for the number of shares of Common Stock determined under the foregoing.

          The following reconciles revenue and earnings as previously reported by the Company with the combined amounts currently presented in the Statement of Operations.

NINE MONTHS ENDED SEPTEMBER 30, 1994

                                         ORIGINALLY STATED      AEC          SEG       RESTATED
                                       ----------------------------------------------------------
REVENUE                                        $29,196,534  $2,020,729   $5,417,848   $36,635,111
NET INCOME (LOSS)                              $ 1,714,864   ($580,074)     $48,968   $ 1,183,758
EPS - PRIMARY                                  $      0.17                            $      0.10
WEIGHTED AVERAGE
    NUMBER OF SHARES                            10,326,454     820,000      700,000    11,846,454

THREE MONTHS ENDED SEPTEMBER 30, 1994


                                         ORIGINALLY STATED     AEC          SEG        RESTATED
                                       ----------------------------------------------------------
REVENUE                                        $10,301,603  $  811,567   $2,081,599   $13,194,769
NET INCOME (LOSS)                              $ 1,106,108   ($129,557)    ($93,694)  $   882,857
EPS - PRIMARY                                  $      0.11                            $      0.07
WEIGHTED AVERAGE
    NUMBER OF SHARES                            10,322,720     820,000      700,000    11,842,720

5.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                    GRAFF PAY-PER-VIEW INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 - CONTINUED
                                  (UNAUDITED)

          Revenue Recognition and Producer Royalty Expenses:

          Pay-per-view revenues are recognized in the periods in which the films or events are aired by the cable systems which have license agreements with the Company.

          Subscription revenues are deferred and amortized over the life of the subscription. At September 30, 1995 and December 31, 1994, deferred subscription revenues were $2,512,508 and $3,191,256, respectively.

          Deferred subscription costs of $862,638 and $1,053,043 at September 30, 1995 and December 31, 1994, respectively, are deferred and amortized over the life of the subscription.

          The Company has entered into contractual agreements with producers or film makers in order to obtain the rights to license films or events to the cable systems, home backyard satellite dish market and hotels. The producer agreements require that royalties be paid on the basis of either a percentage of the revenues ("the producer royalty splits") or a flat fee for a specified period, generally one or two years. The producer royalty splits are recorded in the period the film or event is exhibited. Royalties paid on a flat fee basis are amortized by the straight-line method over the term of the licensing period, thus matching the cost of the flat fee over the related revenue stream.

          The Company has entered contracts with four major adult motion picture producers. The contracts state that the Company will license world-wide pay-TV rights in perpetuity. The Company amortizes these titles using the income forecast method.

          The Company recognizes revenue in accordance with Statement of Financial Accounting Standards ("SFAS") No. 53, Financial Reporting by Producers and Distributors of Motion Picture films. Revenue is recognized when film rights are distributed. The Company recognizes revenue from the sales of video cassettes and CD-ROMs when units are shipped. Film and CD-ROM costs are amortized using the income forecast method.

          SEG recognizes revenue when services are performed. Most of SEG's revenue is generated under long-term contracts with remaining terms from 1 to 7 years. SEG provides services for all the customers' scheduled events under these non-cancelable contracts for the term of the contract.

                    GRAFF PAY-PER-VIEW INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 - CONTINUED
                                  (UNAUDITED)

 6.   PROPERTY AND EQUIPMENT

      Property and equipment consist of the following:

                               USEFUL LIVES IN    SEPTEMBER 30,   DECEMBER 31,
                                    YEARS              1995           1994
                           ---------------------------------------------------
EQUIPMENT                           5-10            $12,895,721    $ 9,897,813
FURNITURE AND FIXTURES                 7                772,831        517,813
LEASEHOLD IMPROVEMENTS        LIFE OF LEASE OR
                                   SHORTER            2,497,169      1,111,593
                                                ------------------------------
                                                    $16,165,721    $11,527,219

LESS, ACCUMULATED
DEPRECIATION AND
 AMORTIZATION                                        (5,457,053)    (4,246,019)
                                                ------------------------------
                                                    $10,708,668    $ 7,281,200
                                                ==============================

7.  LONG-TERM DEBT AND NOTES PAYABLE

    Long-term debt consists of the following:

                                SEPTEMBER 30,  DECEMBER 31,
                                    1995           1994
                              -----------------------------
9.9% NOTE PAYABLE (A)             $   693,750    $  862,500

REVOLVING LINE OF CREDIT (A)       10,780,000     2,565,000

8% - 11% NOTES PAYABLE                303,122       357,295

8.75% NOTE PAYABLE (B)                              776,325

8.5% NOTE PAYABLE (C)               2,688,957     2,887,500

8% NOTES PAYABLE (D)                  775,000

CAPITAL LEASE (E)                   1,385,737

10% - 12% EQUIPMENT LOANS             150,975       189,042
                              -----------------------------
                                   16,777,541     7,637,662

LESS CURRENT PORTION                2,460,360     4,439,069
                              -----------------------------

                                  $14,317,181    $3,198,593
                              =============================

          The aggregate principal payments of the aforementioned long-term debt maturing in each of the year's subsequent to September 30, 1995, including estimated payments on debt with contingent terms, are as follows:

YEARS ENDING
SEPTEMBER 30,       PAYMENT
----------------  -----------

1996              $ 2,460,360
1997               12,543,522
1998                1,555,976
1999                  217,683
                  -----------
                  $16,777,541
                  ===========

                    GRAFF PAY-PER-VIEW INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 - CONTINUED
                                  (UNAUDITED)

(a) On October 21, 1994 the Company entered into a loan agreement, which was amended and restated on December 9, 1994 and again on August 13, 1995, with Midlantic for a term loan with the principal sum of $900,000 and a revolving credit line not exceeding $15,000,000 of which $4,220,000 was available at September 30, 1995. The term loan bears interest at 9.90% and is repayable in forty-eight monthly payments of $18,750. Interest on the revolving credit line is based on either prime plus 1% or the 30, 60, or 90 day LIBOR plus 3% which is selected by the Company at the time of each drawdown. Interest payments are made quarterly and the revolving credit line will expire on December 31, 1996. The term loan and revolving credit line are collateralized by the stock of the Company's subsidiaries.

     Under the most restrictive covenants of the Midlantic loan agreement, the Company must maintain a consolidated net worth of $22,000,000 from June 30, 1995 through December 30, 1995, $28,000,000 from December 31, 1995 to June 29, 1996, $33,000,000 from June 30, 1996 through December 30, 1996 and
     $39,000,000 on December 31, 1996 and thereafter. The Company must also maintain a senior debt leverage ratio of 2.00 to 1.00 or less at any time. Also, its ratio of total liabilities to net worth cannot exceed 1.10 to
     1.00 through December 30, 1995, 1.00 to 1.00 from December 31, 1995 through December 30, 1996 and .75 to 1.00 on December 31, 1996 and thereafter.

     The Company is in violation of various financial covenants contained in the Midlantic loan agreement as described in note 1.

     On December 8, 1994, the Company granted to Midlantic warrants to purchase 100,000 shares of Common Stock in connection with the revolving line of credit. These warrants are currently exercisable at a price of $12.03 per share and expire on December 8, 2004.


(b) On July 29, and November 8, 1993, the former shareholders of AEC provided loans to AEC to fund its working capital needs. The principal sum of the loans was $1,821,000, with interest at a rate of 1% above the prime rate established by AEC's primary bank.

     In connection with the AEC Merger, approximately $776,000 of the loans were repaid by AEC in March and September of 1995. The balance of the notes and accrued interest, aggregating approximately $1,176,000, was contributed to capital for the year ended December 31, 1994. Accrued interest of $25,733 was contributed to capital during the nine months ending September 30, 1995.

(c) SEG has a loan from Imperial Bank (the "Imperial") which has a remaining principal balance of $2,688,957 as at September 30, 1995. The loan requires monthly principal payments of $70,209 and bears interest at Imperial's prime rate plus 2%. SEG also has a

                    GRAFF PAY-PER-VIEW INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 - CONTINUED
                                  (UNAUDITED)

     line of credit available from Imperial of $670,000, none of which has been used at the end of the quarter. Prior to the SEG Merger, the loan was guaranteed by the former SEG shareholders. After the SEG Merger, the Company guaranteed the loan up to $2,870,000. Pursuant to an agreement between Imperial and the Company, upon Imperial's written declaration of an event of default, Imperial agreed to forebear for a period of nine months from exercising any remedies provided that either SEG or the Company continues to pay principal and interest due under the existing credit agreements.

(d) The Company and TV Games, Inc. ("TVG"), a wholly owned subsidiary of Multimedia Games, Inc. ("MMG"), entered into a joint venture agreement and formed American Gaming Network, J.V. ("AGN") to develop and promote a high stakes proxy-play Class II tribal bingo broadcast television show and other interactive gaming products and concepts. As part of this transaction, the Company entered into two notes payable to MMG with principal amounts of $500,000 and $275,000.

     The Company issued the $500,000 note in connection with its purchase of a one-third interest in MMG's existing intellectual property. The Company contributed its share of the intellectual property to AGN. The note bears 8% interest and is payable out of the Company's portion of positive cash flow from AGN or in June 1998, whichever is sooner.

     The Company issued the $275,000 note in connection with the purchase of 100,000 shares of MMG stock at $2.75 per share. The $275,000 note is due on July 26, 1996 and bears interest at the short term applicable federal rate, as such term is defined in Section 1274 of the Internal Revenue Code ("AFR"). In August 1995, the Company prepaid $75,000 of this note and MMG agreed to defer a $75,000 payment originally due on September 30, 1995 pursuant to the AGN joint venture agreement until the due date of the $275,000 note with interest at the same rate as in such note.

(e) On August 1, 1995, the Company entered into a capital lease with IBM Credit Corp. for approximately $2,100,000 of equipment. A portion of the lease proceeds were used to refinance approximately $500,000 of equipment previously acquired from a third party. The capital lease provides for an initial $562,727 payment and 35 monthly payments of $43,286. The lease payments were determined without interest but the Company has imputed interest at 5.0%. As of September 30, 1995, only a portion of the equipment was delivered to the Company.

8.   RELATED PARTY TRANSACTIONS

     During the first quarter of 1995, former shareholders of AEC provided the Company with management, consulting accounting and advisory services free of charge. The Company has recorded a charge of $46,300 to operations and a corresponding increase to additional paid-in capital for the cost of these services for the nine months ended September 30, 1995. This transaction occurred prior to the AEC Merger.

                    GRAFF PAY-PER-VIEW INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 - CONTINUED
                                  (UNAUDITED)

     Pursuant to ancillary agreements to the AEC Merger, Spice entered into a five year consulting agreement with two former AEC shareholders for an annual consulting fee of $60,000 each. These consultants will provide Spice with advisory services in connection with the development and distribution of new adult products, services, merchandising and interactive programming and assist in the production of pictures to be licensed from VCA. The Company also entered into a three year consulting agreement with an affiliate of a former AEC shareholder to explore the formation of joint ventures in the area of merchandising for an annual fee of $50,000.


     SEG leases office space from Margate Associates, a general partnership wholly-owned by the former SEG stockholders. The lease which expires August 15, 1998 provides for monthly payments of $17,200. This transaction was entered into prior to the SEG Merger.

     Future minimum payments under the office lease for years ending September 30, are as follows:

                    1996      206,400
                    1997      206,400
                    1998      189,200
                             --------
                             $602,000
                             ========


          SEG leases certain operating equipment from Sportsat II, LTD. ("Sportsat"), a limited partnership wholly-owned by the former stockholders of SEG. The lease expires on December 31, 1995 and the monthly lease payment is $12,500. The lease is automatically renewable for another year unless notification of intent to cancel the lease is received prior to the expiration of the lease. Total equipment rent expense was $112,500 for the nine month period ended September 30, 1995 and $150,000 for the year ended December 31, 1994. This transaction was entered into prior to the SEG Merger.

                    GRAFF PAY-PER-VIEW INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 - CONTINUED
                                  (UNAUDITED)

          During 1995, three officers/directors of the Company borrowed a total of $227,944 bearing interest at 6.79% and maturing on December 31, 1995.

Due from related parties:

                                   September 30, 1995  December 31, 1994
                                 ---------------------------------------

Due from officers and directors              $248,374           $179,900
Due from Margate Associates                                      117,600
Due from Buccaneer Gaming, Inc.               393,105            106,900
Due from UTI                                  137,041             83,900
Due from Sportsat II, LTD.                     67,571             48,000
Due from others                                 2,245              6,631
                                 ---------------------------------------

                                              848,336            542,931
Less current portion                          362,749                  0
                                 ---------------------------------------
                                             $485,587           $542,931
                                 =======================================

9. On September 5, 1995 the Company and Spice, Inc., a wholly-owned subsidiary of the Company, entered into a letter of intent with Penthouse International Ltd. to form an international joint venture to be the exclusive vehicle for the distribution of adult entertainment television networks outside of North America using the Penthouse and Spice brand names. It is envisioned that each party will have 50% of the equity in the new venture. It is currently contemplated that the Company will contribute the stock of The Home Video Channel Limited to such venture and will receive preferred stock in the new entity. It is also contemplated that both parties will license adult movies and programming from their respective libraries to the new entity.

                    GRAFF PAY-PER-VIEW INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 - CONTINUED
                                  (UNAUDITED)

10. On July 1, 1993 Pay-Per-View International, Inc. ("PPVI"), a wholly-owned subsidiary of the Company, entered into an agreement with Coastline Films and CPV Productions, Inc. ("CPV") to license 200 feature length motion pictures for ten years. In consideration for the license, the Company issued 12,500 shares of Common Stock to CPV and 37,500 shares of Common Stock to Coastline Films. (CPV was subsequently acquired by the Company.) As additional consideration, PPVI agreed to make certain cash payments to CPV and Coastline Films if PPVI's subscriber base reached certain thresholds.

     On August 30, 1995, PPVI entered into a Modification and Substitution Agreement with Coastline Films and CPV. Coastline agreed that no further cash payments would be required in exchange for Company's issuance of an additional 15,000 shares of Common Stock to Coastline Films. The parties also agreed to reduce the number of films from 200 to 150 and to extend the terms of the film licenses from 10 years to perpetuity.

11. During May 1995, the Company granted to several key executives 177,000 restricted shares of Common Stock ("Restricted Shares") for future services. The Restricted Shares are non-transferable with such restriction lapsing in five years. In accordance with generally accepted accounting principals, the Company recorded unearned compensation for the portion of shares not yet vested and will recognize such amount as an expense on a pro rata basis over five years as the restriction lapses. The unamortized balance of unearned compensation at September 30, 1995 ($1,399,407) has been included as a reduction in stockholders' equity.

12. On October 3, 1995 the Company settled certain litigation by granting an option to purchase 16,000 shares of Common Stock at an exercise price of $8.52 per share. The options expire October 3, 2005 and are exercisable immediately.

                    GRAFF PAY-PER-VIEW INC. AND SUBSIDIARIES
                 ITEM 2:  MANAGEMENT DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------

          The Consolidated Statements of Operations include the results of Adam & Eve Communications, Inc. ("AEC"), a wholly-owned subsidiary which was acquired by merger on April 13, 1995, and Spector Entertainment Group, Inc., a wholly-owned subsidiary, which was acquired by merger on August 31, 1995. The acquisitions were accounted for as pooling of interests, whereby the financial statements for all the periods prior to the combination were restated to reflect the combined operations.

REVENUES

          Revenues for the nine months ended September 30, 1995 increased by approximately $2,555,000 (7.0%) to approximately $39,190,000 when compared to the same period in 1994. Revenues for the three months ended September 30, 1995 decreased by approximately $654,000 (5.0%) to approximately $12,540,000 when compared to the same period in 1994. The shortfall in revenue is due to a combination of a decline in revenues from CPV, the C-Band direct to home market and Cable Video Store, the Company's hit movie service.

          CPV had production contracts with two cable networks in 1994 for a total of 26 half-hour television programs (in addition to other production agreements). In 1995, CPV was unable to secure any similar production contracts with these networks which has resulted in the decline in its revenues. CPV is currently in negotiations with cable networks for production of similar series of television programs to be delivered in 1996. There are no assurances that these production agreements will be signed or if signed, whether the level of revenues will be similar or greater than the revenues from the 1994 production agreements.

          In the C-band direct to home market several competing adult explicit services were launched during 1994 and 1995. These explicit adult services compete directly with Spice and Adam & Eve in the C-band market and have resulted in a decline in revenues in this market. There are no assurances that the current trend will reverse. These explicit adult services are not currently distributed by cable operators and therefore do not impact on the Spice Networks' revenues in the cable market.

          Cable Video Store also experienced a decline in revenues for the nine and three month period ending September 30, 1995 because the Company had fewer subscribers and there were fewer blockbuster movies as compared to the similar periods last year.

          On July 1, 1995 the Company lost 1 million Spice network subscribers (8% of Spice network subscribers) from the Time Warner New York cable system. This system represented revenues of approximately $2 million annually. Subsequently, the number of Spice network subscribers has grown from the addition of new cable systems, including other Time Warner systems and growth in the subscriber base of existing systems. The Company believes that overall revenues from the Spice cable market will continue to grow.

                    GRAFF PAY-PER-VIEW INC. AND SUBSIDIARIES
                 ITEM 2:  MANAGEMENT DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SALARIES

          Salaries, wages and benefits in the nine months ended September 30, 1995 increased by approximately $1,810,000 (28.7%) as compared to the same period in 1994. In the three months ended September 30, 1995, the increase was approximately $502,000 (21.7%) as compared to the same period in 1994. The increase resulted primarily from higher levels of staffing necessary to maintain and grow the Company's subscriber base, explore new network opportunities such as American Gaming Network and DRAGNET (a shopping network) and explore other business opportunities such as CD-ROMs, video dial tone delivery systems and on-line services.

PRODUCER ROYALTIES

          Producer royalties and film cost amortization in the nine months ended September 30, 1995 have decreased by approximately $515,000 (9.9%) as compared
to the same period in 1994.   In the three month period ended September 30,
1995, the decrease was approximately $226,000 (13.6%) as compared to the same period in 1994. The decline is primarily attributable to (i) the increased use of adult movies for which rights are held in perpetuity and amortized in accordance SFAS No. 53 as compared with adult movies licensed for and amortized over a two or three year period and (ii) a decline in royalties payable to the studios attributable to the decrease in Cable Video Store revenues.

SATELLITE EXPENSE

          Satellite expense for the nine months ended September 30, 1995 have decreased by approximately $884,0000 (8.8%) as compared to the same period in 1994. In the three month period ended September 30, 1995 satellite expense increased approximately $256,000 (7.2%) as compared to the same period in 1994. On April 1, 1995 the Company terminated its domestic transponder lease agreement with TVN and leased transponders from AT&T at a reduced rate. Also, in the second quarter of 1995, HVC received a limited amount of free transponder time from the operators of the Astra satellite because HVC voluntarily moved from one transponder to another on the same Astra satellite grouping. The Company launched a new European network which required a transponder in the third quarter. The decrease in domestic satellite transponder costs was offset by the addition of the new European transponder.

SELLING, GENERAL AND ADMINISTRATIVE

          Selling, general and administrative costs increased by approximately $3,133,000 (30.0%) in the nine months ended September 30, 1995 as compared to the same period in 1994. In the three month period ended September 30, 1995, the increase was approximately $1,410,000 (37.4%) as compared to the same period in 1994. The increase is attributable to, among other items, the exploration of international opportunities other than TeleSelect, the improvement of the networks' on-air images, additional marketing, advertising and sales promotion undertaken to both maintain and increase the networks' subscriber bases and additional overhead due to the expansion of corporate headquarters. In addition, for the nine months ended September 30, 1995, the Company incurred substantial promotional expenses for its adult services to combat

                    GRAFF PAY-PER-VIEW INC. AND SUBSIDIARIES
                 ITEM 2:  MANAGEMENT DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


new competition from other networks. Also, the Company has spent money exploring new network opportunities including, among others, American Gaming Network and DRAGNET, an infomercial network. There can be no assurances that these networks will be launched or if launched that they will be profitable.

DEPRECIATION OF FIXED ASSETS AND AMORTIZATION OF GOODWILL

          Depreciation of fixed assets and the amortization of goodwill increased by approximately $764,000 (63.3%) for the nine months ended September 30, 1995 as compared to the same period in 1994. In the three month period ended September 30, 1995, the increase was approximately $284,000 (66.0%) as compared to the same period in 1994. The increase is primarily due to the increased ownership of HVC resulting from the purchase of the remaining 49% for $6,730,000 in cash and stock on August 1, 1994. The excess of the purchase price over the fair market value of the net assets acquired is being amortized utilizing the straight-line method over twenty years. Also, depreciation expense has increased due to new capital improvements for the expansion of the Company's corporate headquarters, which are amortized using the straight-line method over the life of the lease.

INTEREST EXPENSE

          Interest expense has increased by approximately $498,000 (157.3%) for the nine months ended September 30, 1995 as compared to the same period in 1994. In the three month period ended September 30, 1995, the increase was approximately $198,000 (158.0%) as compared to the same period in 1994. The increase is primarily due to additional borrowings under the revolving line of credit from Midlantic.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

          At September 30, 1995 the Company had a working capital surplus of approximately $3,808,000 compared to approximately $571,000 as at December 31, 1994. The increase in working capital surplus is primarily attributable to the reclassification of borrowings under the revolving line of credit to long term debt. EBITDA (Earnings Before Interest Taxes Depreciation and Amortization) was approximately $3,157,000 for the nine months ended September 30, 1995 as compared to approximately $3,540,000 over the similar period last year. The decrease in EBITDA is primarily attributable to the increase in selling, general and administrative expenses. Stockholders' equity at September 30, 1995 was approximately $23,060,000 compared to approximately $23,460,000 on December 31, 1994. The equity decrease resulted primarily from net losses for the period.

          Net cash provided by operating activities was approximately $1,303,000 for the nine months ended September 30, 1995, compared with net cash used in operating activities of approximately $1,124,000 in the corresponding prior period. In the nine months ended September 30, 1995 cash from operating activities was generated by net losses adjusted for non cash items, principally amortization and depreciation of fixed assets and film costs, together with an increase in accounts payable and royalties payable, offset by an increase in film costs.

                    GRAFF PAY-PER-VIEW INC. AND SUBSIDIARIES
                 ITEM 2:  MANAGEMENT DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Net cash used in investing activities was approximately $8,665,000 for the nine months ended September 30, 1995, compared with approximately $2,700,000 in the corresponding prior period. The foregoing results were primarily attributable to the Company's increased capital expenditure in 1995 relating to its foreign investment in TeleSelect, the expansion of the Company's corporate headquarters, investment in AGN, and the investment in the library of movies utilized by the networks. (The Company holds an approximately 19.99% interest in TeleSelect B.V., a Netherlands joint venture established by the Company, Philips Media B.V. ("Philips") and Royal PTT Netherlands N.V. ("KPN"). TeleSelect was organized to create joint ventures with European cable operators enabling them to provide conditional access services such as pay-per-view, video on demand and electronic retailing to their subscribers. To date, TeleSelect has entered into two arrangements with two cable systems to provide these services.) If TeleSelect requires additional capital, the Company is obligated to contribute its proportionate share.


          Net cash provided by financing activities was approximately $6,929,000 for the nine months ended September 30, 1995, compared with approximately $3,024,000 in the corresponding prior period. For the period ended September 30, 1994 financing activity primarily consisted of proceeds from the exercise of warrants. In the period ended September 30, 1995 financing consisted primarily of additional borrowings under the revolving line of credit from Midlantic.

          On August 13, 1995, the Company and Midlantic amended and restated the Company's loan and increased the existing revolving line of credit from $9 million to $15 million. The revolving line of credit matures on December 31, 1996. During the third quarter of 1995, the Company violated various financial covenants contained in the Midlantic loan agreement. Midlantic has agreed to waive these violations through December 30, 1995. The Company and Midlantic have agreed to discuss in good faith the financial covenants contained in the loan agreement in light of the Company's current and projected financial position.

          If the Company is unable to restructure the Midlantic loan, based on current projections the Company will likely violate certain financial covenants in 1996 which could result in Midlantic demanding immediate repayment of the loan. The Midlantic loan matures on December 31, 1996 when the Company will be required to secure replacement financing or alternative sources of capital. No assurance can be given that the Company will be successful in securing replacement financing or alternative sources of capital.

          The Company holds a 50% interest in AGN. The Company purchased intellectual property from MMG in exchange for a $500,000 note bearing 8% interest payable from the Company's share of cash flow from AGN, or in 36 months, whichever is sooner. The Company contributed the intellectual property to AGN. Under the AGN joint venture agreement, the Company (or a third party investor identified by the Company) may elect, in its sole discretion, to provide funding to AGN of up to $2.5 million to fund AGN's operations over the succeeding 12 months.

                    GRAFF PAY-PER-VIEW INC. AND SUBSIDIARIES
                 ITEM 2:  MANAGEMENT DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


          On July 31, 1995, the Company acquired 175,000 shares of MMG's common stock for $393,750 by exercising warrants. Along with the exercise of these warrants, MMG issued the Company 175,000 new warrants with an exercise price of $3.50 per share. In addition, the Company purchased 100,000 shares of MMG's common stock at $2.75 per share paid by delivery of the Company's note due July , 1996 of which $75,000 was prepaid. The Company owns approximately 10% of the outstanding equity of MMG.

          The Company is expanding its corporate headquarters to accommodate a digital playback center. The cost of the equipment and related services is approximately $2,000,000. On August 1, 1995, the Company entered into a capital lease with IBM Credit Corporation for the entire amount. The lease payments were determined with no interest but the Company will impute interest at 5.0%. The lease requires 36 monthly payments.

          The Company believes that it will have substantially drawn down on its revolving line of credit by the end of the year. While the Company believes that it is in a position to fund its normal day-to-day operations from operating cash flow, the Company will need additional capital for investments required for both AGN and/or TeleSelect and may need additional capital for other projects. If the Company is unable to meet its required capital commitments to either of AGN or TeleSelect, the Company's interest in such ventures may be diluted. There are no assurances that the Company will be able to locate additional financing.

PART II    OTHER INFORMATION



           Item 6.      Exhibits and Reports on Form 8-K
                        --------------------------------

           (a)          Exhibits

                        10.65 - Amendatory Agreement between Midlantic Bank, N.A. and Graff Pay-Per-View Inc. dated August 13, 1995.

                        11.01 - Statement of Computation of Earnings per Share.

                        27.01 - Financial Data Schedule

            (b)         Reports on Form 8-K
                        -------------------

                        Merger Agreement and Plan of Reorganization dated as of August 9, 1995 by and among Spector Entertainment Group, Inc. and Graff Pay-Per-View Inc. Incorporated by reference to Exhibit 2.04 of the Company's Current Report on Form 8-K filed on September 12, 1995.

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.


                         GRAFF PAY-PER-VIEW INC.



                         By:    /s/ Philip J. Callaghan
                                -----------------------
                                Philip J. Callaghan
                                Executive Vice President
                                and Chief Financial Officer



November 13, 1995

                                 EXHIBIT INDEX



                                                        Consecutively Numbered
Exhibit No.                                                      Page
----------                                           --------------------------


10.65      Amendatory Agreement between Midlantic
           National Bank and Graff Pay-Per-View Inc.
           dated August 13, 1995

11.01      Statement of Computation of
           Earnings per Share

27.01      Financial Data Schedule