Form 10-K
period 1995-12-31
GRAFF PAY PER VIEW INC /DE/
filed 1996-04-15
CIK 839431

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Fiscal Year Ended December 31, 1995

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________to________________

                           Commission File No. 0-21150

                             GRAFF PAY-PER-VIEW INC.
             (Exact name of registrant as specified in its charter)

              Delaware                                   11-2917462
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)

536 Broadway, New York, New York                              10012
(Address of principal executive offices)                      (zip code)

Registrant's telephone number, including area code:           (212) 941-1434

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:   Common Stock,
                                                              par value $.01

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  YES     [X]               NO       [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in the definitive proxy statements or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 28, 1996 was $35,574,659.

The number of shares outstanding of registrant's Common Stock as of March 28, 1996 was: 11,383,928.

     THIS REPORT CONTAINS FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933 AND 21E OF THE SECURITIES ACT OF 1934. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF THE RISK FACTORS INDICATED IN THIS REPORT.

ITEM 1. BUSINESS

     Graff Pay-Per-View Inc. and its subsidiaries (collectively "Graff" or the "Company") is a diversified world-wide entertainment company which owns and operates transaction based television networks in North America and Europe, provides telecommunications and television production services principally to the pari-mutuel wagering industry, produces and licenses television programs and motion pictures and together with a partner, is developing the use of emerging video delivery systems.

     Formed in 1987, the Company is a leading provider of premium entertainment networks. The Company operates and distributes SPICE and THE ADAM & EVE CHANNEL (collectively, the "SPICE Networks"), two domestic pay-per-view programming services with access to over 18.3 million cable, C-band direct-to-home ("DTH") and DIRECTV(R) direct broadcast satellite ("DBS") subscribers. In Europe, the Company operates and distributes two subscription networks, THE ADULT CHANNEL and EUROTICA which have approximately 172,000 and 7,000 subscribers, respectively. In addition, the Company holds a majority interest in a partnership which owns and operates CABLE VIDEO STORE, a domestic hit movie pay-per-view service with access to approximately 2.5 million subscribers, and THE HOME VIDEO CHANNEL, a subscription movie service in the United Kingdom with approximately 71,000 subscribers. Through its wholly owned subsidiary Spector Entertainment Group, Inc. ("SEG"), the Company is a full service provider of telecommunications, television production and related services to the pari-mutuel wagering, sports, entertainment, and other industries.

     The Company is continuing to adapt its content for new media such as CYBERSPICE, the Company's adult Internet website, and is developing new transactional services for the evolving two-way interactive networks. In addition, the Company is currently deploying emerging video delivery systems such as file server-based enhanced pay-per-view and is utilizing other delivery systems to achieve the widest distribution of the Company's networks and programming.

     The Company incurred a $2.7 million operating loss for 1995 before a special restructuring charge and write down of investments totaling approximately $10.5 million. The Company's liquidity has been affected as a result of these losses. The Company responded to these problems with a multi-faceted restructuring plan. The Company has curtailed unprofitable and capital intensive initiatives, reduced the number of employees, accepted the resignations of certain members of senior management and renegotiated its credit facility with its principal lender. The restructuring is described in "CURRENT DEVELOPMENTS - Restructuring" and "MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION."

NETWORKS

SPICE AND THE ADULT CHANNEL NETWORKS

     The SPICE Networks are two of the leading domestic networks in the adult pay-per-view market place. Pay-per-view television enables a subscriber with an addressable set top decoder box to purchase a block of programming, a movie or an event for a set fee. Currently, the SPICE Networks are available to an aggregate of approximately 15 million addressable subscribers in cable systems throughout the country. The SPICE Networks have affiliation agreements with 9 of the top 10 multiple system operators ("MSO"). The SPICE Networks are available in the DTH market to over 2 million households and available in the over 1.3 million households that subscribe to the DIRECTV(R) DBS satellite entertainment service.

     The SPICE Networks were the first adult pay-per-view networks to be available 24 hours a day and the first adult pay-per-view network to feature an all movie format. The SPICE Networks pioneered the now industry standard 90 minute start times promoting customer convenience and was the first service to offer a complementary companion adult pay-per-view service which provides staggered start times for its movies and features.

     Each of the SPICE Networks feature approximately 50 titles per month, approximately 12 of which are first time exhibitions. There is no crossover of programming between the two channels. The SPICE Networks feature "cable version" adult films. Cable version adult films (as contrasted with the explicit or hard core versions) are specially produced and edited to conform to strict, internally developed guidelines which are generally accepted as the standard in the industry.

     While the cable operators set the retail prices, above certain minimums, for pay-per-view services such as the SPICE Networks, management believes that in the pay-per-view cable market, the SPICE Networks command the highest retail prices of all pay-per-view movie services, both adult and hit movie services. The following chart shows the Company's accessible base of addressable cable subscribers for each of the SPICE Networks.

     The following table is an Edgar representation of the data points used in the printed graphic prensentation.

                                 SPICE NETWORKS
                               (Addressable Subs)

                                                     (MILLIONS)
                                       SPICE       THE ADAM & EVE
                                       -----   ----------------------


                    1989                0.8
                    1990                2.3
                    1991                3.8
                    1992                4.9
                    1993                7.3
                    1994                9.2             0.4
                    1995               11.6             3.1

(C) Paul Kagan Associates, Inc. estimates.  All rights reserved.

     The Company has been aggressively promoting the SPICE brand name. The logo was completely redesigned and new interstitial programming was produced for use between feature movies in 1995. SPICE also features special events such as the 1996 Adult Video News Awards Show which SPICE co-produced and where the SPICE brand name was prominently featured. The SPICE Networks also provide home shopping which is featured between movies and offer adult theme products in provocatively staged shopping segments. These segments also offer SPICE branded products which further promote the brand name.

     The SPICE Networks sell air time to third parties who provide adult-oriented entertainment and information through pay-per-call telephone lines. The telephone line services are promoted with advertisements produced exclusively for the SPICE Networks by adult film producers which enables the Company to control the networks' on-air look.

     The telephone lines are operated by third parties who are contractually required to comply with all applicable rules and regulations. None of the operators or administrators of the telephone lines are Company employees. The telephone lines feature computerized audio programs and live operators on both 800 and 900 telephone lines.

         The Company also operates THE ADULT CHANNEL, originated in the United Kingdom, which is a satellite delivered subscription service available to approximately 1.3 million cable homes and approximately 3.5 million DTH satellite dishes in the United Kingdom. THE ADULT CHANNEL is also available to DTH satellite dish owners throughout Continental Europe and currently has subscribers in over a dozen countries. THE ADULT CHANNEL is available approximately 4 hours a day. THE ADULT CHANNEL features cable version adult movies similar to those exhibited on the SPICE Networks.

     THE ADULT CHANNEL is offered from approximately 12:00AM to 4:00AM. THE HOME VIDEO CHANNEL, which provides a tape delivered movie service is offered during the evening hours. The Company plans to transition THE HOME VIDEO CHANNEL to a satellite delivered service and will program the 12:00AM portion of THE HOME VIDEO CHANNEL for a smooth transition to the commencement of broadcast of THE ADULT CHANNEL. The two services can then be offered as a seamless 8:00PM to 4:00AM programming service at a package price which management believes will increase the number of subscribers.

     In February 1995, the Company launched EUROTICA, a European satellite delivered subscription network based in Denmark which features explicit version adult movies and adult entertainment. EUROTICA is marketed to the DTH market satellite dish owners and cable systems throughout Europe and has subscribers in over 15 countries.

     PROGRAMMING CONTENT. Media Licensing, Inc., ("MLI") a wholly owned subsidiary of the Company, has an extensive library of adult films which it acquires pursuant to license and production agreements with many of the principal adult film producers. MLI licenses its adult films to the Company's networks and to third parties and adapts the adult films for use in other media such as CYBERSPICE, the Company's Internet website.

     MLI has long term production agreements with two adult film producers and more limited production agreements with other adult film producers. MLI has also recently entered into a production agreement to have movies produced in Europe as part of the Company's strategy to globalize its adult networks and which will also help meet local content requirements for its European adult networks. Under the production agreements, MLI acquires worldwide television rights (pay-per-view and subscription rights) in perpetuity for delivery, in most instances, using all known and to be developed methods of delivery, for both the cable version and the explicit version of each movie. MLI may also acquire online, Internet and other rights as part of the rights granted under the production agreements.

     MLI has license agreements with other adult film producers. Under the terms of the license agreements, MLI will typically license the cable and explicit version for adult films in the United States and/or Europe for between one to three years with unlimited exhibitions in return for a flat license fee.

CABLE VIDEO STORE AND THE HOME VIDEO CHANNEL

     CABLE VIDEO STORE is a domestic hit movie pay-per-view service available to approximately 2.5 million addressable households in the United States. CABLE VIDEO STORE licenses its motion picture from all of the major film studios and several independent production companies.

     On March 6, 1996, the Company contributed CABLE VIDEO STORE to a newly formed partnership, CVS Partners, pursuant to a General Partnership and Contribution Agreement with WilTech Cable Television Services, Inc. ("WCTV"), a subsidiary of The Williams Companies, Inc. The Company currently owns a 75% interest in CVS Partners. The Williams Companies, through its international video services unit, Vyvx, provides audio and video transmission services to the telecommunications industry. Vyvx owns and operates an 11,000 mile fiber-optic network with facilities permitting interconnection to its fiber-optic network in major U.S. cities.

CVS Partners is continuing to operate CABLE VIDEO STORE and plans to transition the network from a single channel satellite delivered network to an enhanced pay-per-view network employing video file server technology. The Company is also contributing its video dialtone and enhanced pay-per-view initiatives to CVS Partners which are described below in "VIDEO DELIVERY SYSTEMS" which also contains a description of an enhanced pay-per-view network.

     The Company will provide sales, marketing, operational (playback, editing, duplication, etc.), accounting and legal services to CVS Partners as part of its contribution to CVS Partners. Vyvx has also entered into a services agreement with CVS Partners. WCTV contributed and will contribute cash and services to CVS Partners aggregating approximately $2.6 million.

     The Company also owns and operates THE HOME VIDEO CHANNEL, a taped delivered subscription movie service distributed in the UK through cable systems. THE HOME VIDEO CHANNEL, which is offered in the evening hours, features action, horror and other "B" movies licensed from independent producers. THE HOME VIDEO CHANNEL is available to approximately 1.3 million cable subscribers in the United Kingdom. As already noted, the Company plans to transition THE HOME VIDEO CHANNEL to a satellite delivered service which will be packaged with THE ADULT CHANNEL to offer eight hours of seamless programming.

     PROGRAMMING CONTENT. CABLE VIDEO STORE acquires pay-per-view licenses from major film studios, including Columbia/Tri Star, Disney, New Line, Paramount, Twentieth Century Fox, Universal, Warner Bros., and independent studios. Typically, a film is available for pay-per-view exhibition 30 to 45 days after it is available to the home video cassette market and from 3 to 10 months prior to its premiere on premium channels such as HBO and Showtime. Under the typical pay-per-view license, the studio receives 45% to 50% of the gross revenue generated at the consumer level from the pay-per-view purchase of a film or a minimum per transaction, whichever is greater. The cable system typically receives approximately 45% of the revenue and the Company retains the balance. CABLE VIDEO STORE is granted an unlimited number of exhibitions during the license period which is typically 30 to 60 days.

     THE HOME VIDEO CHANNEL licenses its content from a variety of independent studios and distributors. The Company believes that it can continue to license such films in the future.

NEW INTERACTIVE NETWORKS

     In the fourth quarter of 1995, the Company, in joint venture with National Media Corporation, a publicly held infomercial company, launched DRAGNET, a satellite delivered service providing infomercial programming in 30-minute blocks. Infomercials either promote direct response purchases of merchandise by viewers or provide long form advertisements for goods or services. DRAGNET is designed to enable cable systems to easily program underutilized blocks of time created when cable networks are off-air with income generating programming. The network is currently available on a limited basis.

     The Company intends to digitally compress the DRAGNET signal enabling it to share a transponder with other programming which will substantially reduce its costs and increase its viewing hours. It is anticipated that the equipment necessary to deliver and receive a digital signal will be available in the second half of 1996.

     The Company is exploring other programming services to adapt its content and build on its expertise in providing transactional entertainment services. In 1994, the Company began CYBERSPICE as an online bulletin board service which utilized the Company's adult programming and cross promoted the SPICE Networks. CYBERSPICE was converted to a website on the Internet in the second quarter of 1995. The Company plans to convert CYBERSPICE to a pay service in the near future. See "GOVERNMENT REGULATION, Online Services."

     The Company is exploring the possibility of developing interactive pari-mutuel wagering and gaming services by expanding on the services it currently provides to the pari-mutuel wagering industry as discussed in "TELECOMMUNICATIONS, TELEVISION PRODUCTION AND RELATED SERVICES - Transaction Programming" below.

SALES AND MARKETING

     With offices in four regions, the Company's sales and marketing staff has broadened the SPICE Networks' subscriber base and increased carriage hours and retail pricing levels of existing affiliated cable systems. The Company has affiliation agreements with 9 of the largest 10 MSO's and 17 of the top 20 MSO's in the United States. The largest 10 MSO's control over 75% of the domestic addressable subscriber base. The Company has specialized sales teams for national MSO accounts, the DTH markets and emerging video delivery systems.

     The Company's marketing department has developed numerous national programs and promotions to support the SPICE Networks. These have included customized marketing materials, workshops at industry trade shows and regionally targeted seminars to assist cable operators on effectively and discretely marketing the SPICE Networks.

     The Company is distributing its programming over a variety of emerging video delivery technologies to insure the widest possible distribution of its networks and programming. The Company is participating in most of the currently available pay-per-view delivery media including the more traditional cable and DTH markets and the emerging DBS system, multichannel wireless cable systems, satellite master antenna systems, video dialtone, among others. The Company markets its domestic networks to the in-room hotel market and licenses its adult programming to the cruise ship industry. The Company is continuously exploring other avenues and locales of distribution.

NETWORK DELIVERY

     Satellite Transmission. The Company generally delivers its video programming to cable systems and other customers via satellite transmission. Management believes that this is the most efficient delivery method currently available for point to multipoint distribution. Satellite delivery of video programming is accomplished as follows: The video programming is played back at an operations facility. The program signal is then scrambled (encrypted) so that the signal is unintelligible unless it is passed through the proper decoding devices. The signal is then transmitted (uplinked) from an earth station to a designated transponder on a communications satellite. The transponder receives the program signal uplinked by the earth station, amplifies the program signal and broadcasts (downlinks) it to satellite dishes located within the satellite's area of signal coverage. The signal coverage of the domestic satellite utilized by the Company is the Continental United States, portions of the Caribbean, and Canada. Each transponder can retransmit one complete analog color television signal, together with associated audio and data sidebands.

     For cable systems, the scrambled signal received by the cable system's satellite dish is then descrambled. The cable system then rescrambles the signal using scrambling technology compatible with the addressable set top boxes deployed in its system and then distributes the signal throughout its cable system. For DTH and DBS customers, their satellite receiver contains the descrambling equipment. To offer pay-per-view services, the set top boxes or satellite receivers must have an electronic "address" and the cable system or satellite service provider must be able to remotely control each customer's set top box or satellite receiver and cause it to descramble the television signal for a specified period of time after the customer has made a purchase of a premium service or a pay-per-view event. The ability to control the scrambling and descrambling of a signal from a cable system's facilities is essential for the marketing and the delivery of pay-per-view programming services.

     In Europe, subscribers purchase "smart cards" from distributors, including appliance and electronics stores, which are then inserted into the decoders set top boxes and when authorized, descramble the signal for a specified period of time.

     SEG also uses satellite transmission for the distribution of its video programming as discussed in "TELECOMMUNICATIONS, TELEVISION PRODUCTION AND RELATED SERVICES" below.

     Service Providers. The Company utilizes transponder services provided directly by AT&T pursuant to a long term services agreement for all of its domestic networks. The Company currently uses five transponders on AT&T's Telstar 402R Satellite.

     The Home Video Channel, Ltd. ("HVC") has a contract with SES, the owner of the Astra satellite providing transmission services for THE ADULT CHANNEL, through January 1997. The footprint of the satellite is Western Europe.

     The Company entered into an agreement with TELECOM Denmark A/S on December 20, 1994 for satellite and uplink services on its Eutelsat II F1 Satellite for EUROTICA. This agreement continues through the life of the satellite, estimated to continue through at least April 30, 1996. The Company will either remain on its existing satellite or, if that is unavailable, will transition to another Eutelsat satellite. The footprint of these satellites is also Western Europe.

     Four Media Company ("4MC") currently provides playback and uplink services through September 30, 1996 and month to month thereafter until the Company's master control and digital playback center (the "Operations Facility") becomes operational. The Company anticipates handling playback from its Operations Facility which is expected to occur during the fourth quarter of 1996 at which point the Company will be required to arrange for uplink services. No assurances can be given as to when the Operations Facility will become operational.

     The Company's domestic network signals (other than DRAGNET) are scrambled using VideoCipher II encoders, which are manufactured by General Instrument ("GI") and is currently the industry standard scrambling technology. THE ADULT CHANNEL and EUROTICA use the Videocrypt system developed by News Datacom Limited. This is the leading scrambling system used in the United Kingdom and Europe.

COMPETITION

     DOMESTIC. The SPICE Networks have one principal competitor, Playboy Entertainment Inc. ("Playboy"), in the domestic cable and DBS markets. The Company believes that it currently has access to a larger subscriber base than Playboy.

     In the C-band DTH market, several adult movie pay-per-view and subscription services have been launched in the last year and half and are in competition with the SPICE Networks. These services exhibit explicit versions of adult movies rather than the "cable versions" exhibited on the SPICE Networks. The Company's revenues from the C-band DTH market have been adversely impacted by the explicit services. In an effort to reverse this decline, the Company has entered into a distribution agreement with one of the explicit service providers to distribute the SPICE Networks. The Company is exploring other strategies in the C-band DTH market to combat the loss of revenues.

     Two other companies provide feature film programming services on a pay-per-view basis in competition with CABLE VIDEO STORE (which is now owned by a CVS Partners): Request Television and Viewer's Choice. The Company believes that both these companies currently have a larger subscriber base and greater resources than the Company. DIRECTV, a DBS service, provides its own feature film service.

     EUROPE. THE ADULT CHANNEL has two principal competitors both of which were launched in the second half of 1995. This competition has impacted THE ADULT CHANNEL's subscriber base.

     THE HOME VIDEO CHANNEL is one of several movie channels available to United Kingdom cable operators all of which have substantially more subscribers and greater resources than THE HOME VIDEO CHANNEL.

PRINCIPAL CUSTOMERS

     Over the last few years the Company has become less dependent on its two principal cable customers, TeleCommunications, Inc. ("TCI") and Time Warner. TCI and Time Warner accounted for 11% and 7%, respectively, of the Company's consolidated revenues in 1995. TCI and Time Warner accounted for 11% and 9%, respectively, of the Company's consolidated revenues in 1994 and 17% and 14%, respectively, of the Company's consolidated revenues in 1993.

TELECOMMUNICATIONS, TELEVISION PRODUCTION AND RELATED SERVICES.

     The Company is a full service provider of telecommunications, television production and related services primarily to the pari-mutuel wagering industry and to a variety of other industries including the sports, entertainment and distance learning industries. These activities are conducted by SEG, a company acquired by the Company by merger at the end of the third quarter of 1995. SEG also brokers unused satellite transponder capacity and provides satellite transmission services to third parties.

     SEG and an affiliate have also undertaken extensive research and development efforts to provide interactive television programming featuring live broadcasts of horse races and other gaming events complemented with broadcast distributed information and which are described below under "Transaction Programming."

TELECOMMUNICATION SERVICES.

     SEG's core business is providing simulcasting and television production services to racetracks, jai alai frontons, off track betting locations and to the general sports, entertainment and distance learning industries. Simulcasting is the process of uplinking the audio and video signal of a live racing event from a track to a satellite for reception by wagering locations around the country. SEG's simulcast services enable racetracks to simultaneously send their signals to multiple wagering facilities including other racetracks and off track betting facilities.

     SEG has a fleet of transportable earth stations licensed by the FCC which are deployed for the transmission of audio, video and/or data programming via satellite throughout North America. The earth stations are typically configured on a mobile trailer and transported to the site where the broadcast event occurs.

     Prior to SEG's acquisition by the Company, SEG obtained its satellite transponder capacity by securing multiple short term and long term leases with a variety of satellite communications providers. One of the synergies achieved by the Company's acquisition of SEG was to provide SEG stable, long term access to the Company's transponder capacity.

     SEG also provides scrambling services for its customers including racetrack, sports and pay-per-view networks. SEG employs a state of the art digital compression technology (which also effectively scrambles the signal), utilizing General Instrument's DigiCipher(TM) encoders and decoders primarily configured for a single-channel-per-carrier ("SCPC") compression system. The SCPC system enables SEG to uplink digitally compressed signals from diverse locations to a single transponder. SEG also uses Scientific Atlanta BMAC scrambling equipment for its noncompressed signals. Where the SEG transmitted signal is compressed or scrambled, SEG has contracts that provide that SEG will be the exclusive lessor of decoder equipment to locations authorized by the signal owner to receive the signal. SEG is an "OEM" (original equipment manufacturer) for a variety of equipment providers including General Instrument and Scientific Atlanta.

TELEVISION PRODUCTION SERVICES

     The television production division primarily serves the pari-mutuel racing industry providing virtually all of the video and television equipment and service requirements for a wagering facility. At each site, SEG provides track side cameras, production studios, television monitors and cabling. SEG also operates a fleet of mobile production studios which are deployed on site. SEG provides cameramen, producers, editors and other trained personnel. For facilities utilizing SEG's television production services, SEG provides the closed circuit video systems to enable patrons to see and hear the live races throughout the racetrack and enable management to oversee its operations. SEG also produces pre- and post-race shows, replays and gaming information and provides commercial, edit and post-production services. SEG's simulcasting and television production services, systems and equipment are typically provided pursuant to long term contracts.

     SEG also brokers unused satellite transponder capacity and provides satellite transmission services for other programming. These services, which are marketed primarily to the sports, entertainment and television network industries, enable SEG to capitalize on the Company's transponder capacity. SEG also provides design, equipment, installation and operational services to several off track betting facilities.

TRANSACTION PROGRAMMING

     SEG and a former SEG affiliate, United Transactive Services, Inc. ("UTI"), are currently exploring the possibility of developing network programming and related transaction based capabilities to deliver pari-mutuel wagering and other interactive television programming direct to the home and other locations. UTI has rights in advanced data broadcast technology which permits cost effective, secure, point to multi-point distribution of time sensitive data using an unused portion of a television video signal known as the "vertical blanking interval." (The Company has an option to acquire UTI.) This time sensitive data, which could include newspapers, racing forms and ticker services, is removed from the video signal using a proprietary device for video or hard copy display utilizing off the shelf personal computers, facsimiles or printers. SEG is also exploring other means of data broadcast distribution and secure transaction processing.

COMPETITION

     Management believes that SEG is the only company which markets a full and integrated array of telecommunications, television production, data broadcast and related services to the pari-mutuel wagering industry. Management believes that competition in the industry, as a whole, is fragmented though in the process of consolidation.

VIDEO DELIVERY SYSTEMS

     The Company, through its partnership interest in CVS Partners, is deploying emerging video delivery systems using video file servers to facilitate enhanced pay-per-view services. Enhanced pay-per-view services enable cable systems to tailor the scheduling of pay-per-view programming to fit the demography of the particular cable system serviced by the video file server and enable cable systems to offer multiple channels of hit movies with staggered start times - near video on demand and provide additional services such as dynamic ad insertion. This augmented functionality is not readily obtainable with a satellite delivered service. A video file server is a computer where digitized compressed video programming is stored on the computer's hard drive and multiple streams of video programming can be played back. Digitized video information such as movies may be loaded onto a video server remotely via fiber optic network or other means. The video file servers can be remotely controlled which can facilitate loading new scheduling information and commands to playback video information, purge old video files and store new video files.

     The Company has installed a video file server at the US WEST video dialtone trial in Omaha, Nebraska and is the sole provider of pay-per-view programming, providing 11 channels of pay-per-view programming using this server. The Company is a "video information provider" in the Southern New England Telephone ("SNET") video dialtone trial in Hartford, Connecticut which SNET has informed the Company it intends to terminate. The Company also has an arrangement with Coaxial Communications to provide enhanced pay-per-view services (server-based pay-per-view programming) for Coaxial's Columbus, Ohio cable system.

     The Company's participation in the US WEST and SNET video dialtone trials and its arrangements with Coaxial were contributed to CVS Partners. CVS Partners plans to build on these contributions utilizing WilTech's technical expertise and fiber optic network to transition the CABLE VIDEO STORE to a video file server-based enhanced pay-per-view network.

     Paul Kagan Associates, Inc. ("Kagan"), a research firm to the television entertainment industries, forecasts that pay-per-view, near video on demand and video on demand will translate into substantially higher buy rates in the hit movie business. According to Kagan, these higher buy rates, when combined with the forecasted growth in the roll out of addressable households, results in projected annual revenues in excess of $2 billion by 2000 for the pay-per-view movie business.

     The following table is an Edgar representation of the data points used in the printed graphic prensentation.

                 TOTAL PAY-PER-VIEW
                NEAR VIDEO ON DEMAND
                   VIDEO ON DEMAND

                                        Movie Revenue
                                           (Millions)
     -------------------------------------------------
1994                                             $181
1995                                             $221
1996                                             $343
1997                                             $616
1998                                           $1,053
1999                                           $1,592
2000                                           $2,145

(C) Paul Kagan Associates, Inc. estimates.  All rights reserved.

     There can be no assurance that the Company will be successful in deploying enhanced pay-per-view services.

LICENSING AND PROGRAMMING PRODUCTION

     The Company is instituting a strategy to globalize its adult networks and programming. MLI has an extensive library of adult films which it licenses to its European affiliates and to third parties. This programming may also be used to create new SPICE branded services or other adult networks. The Company is also exploring the possibility of reuplinking its SPICE Networks signal to satellites that service different geographical areas for rebroadcast in other locations such as South America.

     The Company, through its acquisition of Cinema Products Video, Inc. ("CPV"), was engaged in the production and distribution of television series, programs and movies prior to the restructuring described below in "CURRENT DEVELOPMENTS." CPV also produced CD ROMs and a digizine (a digital CD ROM magazine). CPV's production business involved substantial upfront production costs which were only partially recovered when the television series or films were completed. The balance of the production costs and profits were recouped from the sale of other rights, principally international rights. Because of the substantial lead time before the Company recovered its production advances and because CPV's principal customers did not renew their production agreements with CPV in 1995, the Company elected to suspend CPV's production activities.

     While the Company is exploring distribution of the CPV produced CD ROMs and digizine, it is likely that given the disappointing growth of the CD ROM industry, in general, and CPV's inability to obtain sufficient distribution for its CD ROMs and the Company's current financial condition, it will not produce any more CD ROM products in the near future. In addition, and as part of the Company's restructuring, the Company terminated the employment of most of the CPV staff responsible for producing these products and entered into a letter agreement with the former principal
CPV officers which is described in "CURRENT DEVELOPMENTS, Restructuring."

COMPETITION

     Prior to the suspension of production activities, CPV produced and distributed TV programming, feature films and interactive CD-ROMs. There are many dependent and independent production companies that compete in these markets and are much larger and have greater resources than the Company.

CURRENT DEVELOPMENTS

     On April 13, 1995, the Company acquired, by merger, Adam and Eve Communications, Inc. ("AEC"). Prior to the AEC merger, AEC owned and operated THE ADAM & EVE CHANNEL, then the third largest adult pay-per-view network in the United States. The Company combined AEC's network and subscribers with its SPICE 2 network and continues to operate the network under the name "THE ADAM & EVE CHANNEL."

     In the second quarter of 1995, the Company entered into agreements with IBM and others to construct a master control and digital playback center (the "Operations Facility") at its New York City headquarters. The Company anticipates putting the Operations Facility into service in the fourth quarter of 1996, a delay of approximately one year from the anticipated in-service date. The delay was attributable to the late delivery of certain critical equipment and associated software from third party vendors. Currently the Company is negotiating with IBM and other third party vendors to reimburse the Company for certain expenses incurred as a result of the delay.

     Pursuant to a joint venture agreement dated June 28, 1995, the Company formed American Gaming Network ("AGN") with TV Games, Inc., a wholly-owned subsidiary of Multimedia Games, Inc. ("MGAM"), to jointly develop and promote high stakes proxy play Class II tribal bingo games. The Company contributed approximately $1.4 million of intellectual property, which the Company had acquired from MGAM for cash and notes, and working capital to AGN's capital. In related transactions, the Company acquired for cash and notes 275,000 shares of MGAM's outstanding stock and has a warrant to acquire an additional 175,000 shares at an exercise price of $3.25 per share. The parties have been unable to agree on a business plan or a strategy for going forward with AGN. The parties are currently in negotiation to settle their differences. As a result, the Company has established a reserve against its investment in AGN and the MGAM stock.

     On August 31, 1995, the Company acquired, by merger, Spector Entertainment Group, Inc. ("SEG"). SEG provides telecommunication, television production and related services and systems to the pari-mutuel wagering, sports, entertainment and other industries. As part of this transaction, the former SEG shareholders granted the Company an option to acquire all the outstanding stock of United Transactive Services, Inc. ("UTI") for a formula determined number of Company shares. The UTI shareholders may put the UTI shares to the Company in certain circumstances. UTI holds a partnership interest with Medtech Broadcast, Inc. which was formed to distribute information, news and other programming using a proprietary point to multipoint secure data distribution system.

     Edward M. Spector, the principal beneficial shareholder and officer of SEG prior to the merger, became a Company director after the merger and the Company's Chief Operating Officer on November 17, 1995.

     On September 5, 1995, the Company entered into a letter of intent with Penthouse International, Ltd. ("PIL") to form an international joint venture for the distribution of adult entertainment television networks outside of North America using the PENTHOUSE and SPICE brand names. The parties were unable to agree on final documentation and have abandoned the joint venture but continue to explore other opportunities.

     On March 6, 1996, and pursuant to a General Partnership and Contribution Agreement dated January 27, 1996, the Company contributed the assets of CABLE VIDEO STORE and certain other assets to CVS Partners, a newly formed partnership owned 75% by the Company and 25% by WilTech Cable Television Services, Inc. ("WCTV"), a wholly owned subsidiary of The WilTech Group, Inc. ("WilTech"). WilTech has two calls to acquire portions of the Company's partnership interest in CVS Partners at formula determined prices; if both calls are exercised, the Company's partnership interest will be reduced to 20%. As part of its contribution, the Company entered into a Services Agreement with CVS Partners to provide certain sales, marketing, administrative and operational services to CVS Partners and granted CVS Partners a royalty free license of the CABLE VIDEO STORE name and related identity. WCTV has and will contribute approximately $2.6 million to CVS Partners' capital, part in cash and part by a credit for services to be provided to CVS Partners pursuant to Services Agreement between WilTech and CVS Partners.

     The Company, Philips Media B.V. ("Philips") and Royal PTT Netherlands NV ("KPN") established TeleSelect B.V. ("TeleSelect"), a Netherlands joint venture, to create joint ventures with European cable operators to enable them to provide conditional access services such as pay-per-view, near video on demand and electronic retailing to their subscribers. On April 3, 1996, the Company sold its TeleSelect interest to Philips and KPN for approximately $3.244 million.

     Restructuring. The Company reported a loss for 1995 of approximately $15.1 million which includes a one time restructuring charge and a write down of investments of approximately $10.5 million and an operating loss of approximately $2.7 million before the special charge and write-downs. The Company's liquidity has been adversely affected as a result of these losses. As a result of the loss, the Company violated certain of the financial covenants under its credit facility with Midlantic Bank, N.A. ("Midlantic"). Pursuant to a Third Amendatory Agreement dated March 29, 1996, Midlantic has waived these violations through the date of the agreement, eliminated all of the financial covenants for the balance of the loan's term except for two financial covenants, net worth and cash flow requirements, which were revised in accordance with the Company's projections, extended the term of the loan until January 2, 1997 and consented to certain transactions.

     The Company has responded to the problems with a multi-faceted restructuring plan. The Company has suspended future television and movie production activities which were previously conducted by CPV and has eliminated most of its staff, closed its offices and entered into a letter agreement with its two principal officers. This agreement provides, among other things, for the early termination of their employment agreements, a partial release from their restrictive covenants and transfers to their affiliated entity of production of certain television series which were partially completed. The affiliated entity will reimburse the Company for advances made as part of the production of the television series before their transfer.

     The Company is no longer utilizing its current hotel/motel pay-per-view technology that it acquired from PSP Holding, Inc. ("PSP"). The Company projects that the PSP technology will not generate future cash flows sufficient to support its investment. Management has elected to take a charge attributable to the goodwill created upon acquisition of the PSP technology.

     The Company had employed several persons who were exploring international opportunities for the Company outside of its core network businesses. The Company has determined to curtail these activities as a cost saving measure and has terminated these executives' employment.

     The Company's senior management has also been restructured. Roger Faherty will continue as Chief Executive Officer and Chairman of the Board but has agreed to a salary reduction and a Fourth Amendment to his employment agreement. On November 17, 1995, Edward M. Spector, the former principal shareholder of SEG, became President and Chief Operating Officer of the Company. Effective January 1, 1996, Mark Graff and Leland H. Nolan, both of whom were Vice Chairmen of the Company, have entered into separation agreements which provide for their resignation as employees and officers and severance payments lower than that provided in their original employment agreements. The Company has also reduced its work force by approximately 30% and froze the cash salaries of its senior staff and reduced certain benefits. The Company has consolidated its operations and plans to sublease a portion of its corporate headquarters, subleased CPV's offices and assigned its lease of its Dallas office to CVS Partners. These and other cost saving steps will reduce operating expenses for 1996. The Company is continuing to explore other streamlining and cost saving measures.

     Through the formation of CVS Partners, the Company will no longer be obligated to fund the CABLE VIDEO STORE's cash flow needs while retaining an interest in CVS Partners. By terminating its support of the AGN venture, the Company has eliminated any obligation it may have had to fund that venture. The Company sold its interest in TeleSelect to the other partners, eliminating the Company's obligation to fund its share of that venture's capital needs. Finally, the Company has refocused on its core adult network business with the intent to build strong brand identity to facilitate growth in the subscriber base and revenues.

GOVERNMENTAL REGULATION

     DOMESTIC NETWORKS. Congress recently enacted the TeleCommunications Act of 1996 (the "Act"), a comprehensive overhaul of the Federal Communications Act of 1934. The Act contains several provisions which may impact the Company. (All Section references which follow refer to the Act.)

     The most significant impact of the Act on the Company's business could result from the enforcement of Section 641 which requires full audio and video scrambling of channels which are primarily dedicated to sexually explicit programming. If a multi-channel video programming distributor (which includes a cable system operator) cannot comply with the full scrambling requirement, then the channel must be blocked during the hours when children are likely to be watching television. The FCC issued an interim order which provides that currently these hours are the hours between 6:00AM and 10:00PM.

     The SPICE Networks feature "sexually explicit" programming within the contemplation of Section 641. While the Company fully scrambles its signal, the Company understands that several of its cable affiliates lack the technical capability to fully scramble the audio portion of the signal. Were Section 641 to take effect, these cable systems would be required to block broadcast of the SPICE Networks during the hours of 6:00AM to 10:00PM. This would have an adverse affect on the SPICE Network revenues.

     Section 641 was scheduled to take effect on March 9, 1996. The Company filed an action in Delaware District Court challenging the constitutionality of
Section 641. On March 7, 1996, the Court granted the Company's application for a temporary restraining order enjoining enforcement of the Section 641. Substantially all of the Company's SPICE Network cable system affiliates did not curtail their distribution of the SPICE Networks. A hearing on the Company's application for a preliminary injunction and on the provision's constitutionality is scheduled for May or June of 1996 with a review by the Supreme Court thereafter. The Company believes that it is likely that the provision will not take effect until the Supreme Court ultimately decides the constitutionality of the provision, which the Company anticipates will likely not occur until 1997. If the provision does take effect, the Company's revenues may be adversely affected; the amount of the reduction depends on several factors and is impossible to predict at this point in time.

     The Act will also affect the Company's businesses in other ways. The principal purpose of the Act was to promote deployment of advanced telecommunications and information technologies in the marketplace by deregulating pricing in the cable television industry and increasing competition in the telecommunications industry by permitting the entry of the cable and telephone companies into each other's markets. The effect of increased competition on the Company's networks is unclear at this point in time.

     ON-LINE SERVICES. CYBERSPICE, the Company's adult oriented online service, also may be materially affected by the Act. The Act makes it a criminal offense to transmit to minors "indecent" content online and over the Internet. However a person providing adult content online will not be subject to prosecution under the Act if the provider has taken good faith reasonable efforts to prevent or restrict access to minors. Promptly following enactment, the constitutionality of this provision was challenged by unrelated third parties and a District Court has issued a temporary restraining order enjoining enforcement of this provision.

     While it is the Company's belief that this portion of the Act will be enjoined from enforcement and ultimately struck down on constitutional grounds, if the challenges are unsuccessful, CYBERSPICE will be subject to the provision. The Company is exploring the possibility of converting CYBERSPICE to a subscription service and as part of the subscription process, the Company intends to install safeguards limiting access to CYBERSPICE to persons who are not minors which should satisfy the statutory safe haven.

     VIDEO DELIVERY SYSTEMS. The Act substantially revised the rules applicable to the participation by the telephone companies in the video programming industry. Prior to the Act, the FCC issued the Video Dialtone Rules which established the guidelines for telephone companies to apply for permission to construct systems to provide video services over telephone lines. The Company participated in several of the video dialtone ("VDT") trials established under these guidelines. The guidelines proved unworkable and several telephone companies abandoned their VDT trials.

     The Act promotes the entry of telephone companies into the video programming business by eliminating the prohibition on cross-ownership of cable companies and telephone companies. In addition, the Act provides that a local telephone company may provide video programming to subscribers as a radio based multi-channel video program distributor (a wireless system) or through an "open video system." An "open video system" must offer nondiscriminatory channel capacity to unaffiliated programmers. The "open video system" rules should result in the availability of channel capacity for the Company's networks. The Company believes that increased competition may have a positive effect on the growth of distribution channels for the Company's domestic networks.

     Over the past year, the Company has distributed programming over two VDT networks, SNET and US WEST. SNET has informed the Company that it will abandon its VDT trial in May, 1996 and has applied for a cable franchise. The Company and SNET are in discussion for the Company's provision of programming to the SNET cable system. CVS Partners is continuing to provide video programming in the US WEST VDT trial.

     TELECOMMUNICATIONS, TELEVISION SERVICES AND RELATED SERVICES. SEG's communications operations and services are generally subject to regulation by the FCC. All SEG satellite transmission facilities, including mobile satellite earth stations and microwave equipment, must be individually licensed and renewed by the FCC, generally on an annual basis. The FCC prescribes technical standards for transmission equipment which may change from time to time.

     The FCC also requires a coordination process and filing for each earth station transmitter operating in the frequency band used by some of the satellites on which the Company provides services. This process is to demonstrate that the earth station transmitter will not interfere with land-based microwave systems or other users. This requirement, in some cases, restricts the proximity that a SEG mobile earth station can have to a customer facility and thus may require a telephone cable or other terrestrial link to be installed between the customer and the earth station. Transmission equipment must also be installed in a manner that avoids harmful levels of radio frequency radiation.

     SEG's encryption services, including both the encoder hardware, software and decoders, are all subject to regulation by the Department of Defense, Office of Munitions Control ("OMC"). SEG utilizes a type and level of encryption equipment and software that contains sophisticated algorithms, computer chips and other technology that the OMC has deemed restricted for export purposes. SEG has obtained such licenses and authorities to be exempted from such restrictions on an on-going review and licensed basis. SEG is, therefore, able to export such encryption equipment and software subject to particular inventory controls imposed by OMC and the OMC licensing procedure.

     EUROPEAN NETWORKS. THE ADULT CHANNEL and THE HOME VIDEO CHANNEL are licensed by the government of the United Kingdom via the Independent Television Commission. The licenses run until December 31, 2000 and November 12, 2001, respectively. The Danish Government issued EUROTICA's license which runs indefinitely. The license is subject to certain conditions, primarily scrambling and European content quotas, with which the Company intends and expects to comply.

CURRENCY RATES AND REGULATIONS. The Company's foreign operations are subject to the risk of fluctuation in currency exchange rates and to exchange controls. The Company cannot predict the extent to which such controls and fluctuations in currency rates may affect its operations in the future or its ability to remit dollars abroad. See Note 1 "Summary of Significant Accounting Policies - Foreign Currency Translation" to the consolidated financial statements beginning at page F-1 below.

EMPLOYEES

     At February 29, 1996, the Company had a total of 154 employees.

ITEM 2. PROPERTIES
        The Company leases the following locations:

        Headquarters:
        536 Broadway
        New York, New York 10012 (1)                          29,750 square feet

        Other offices:
        2716 Ocean Park Blvd., Suite 1007
        Santa Monica, CA 90405                                 2,625 square feet

        1755 Park Street, Suite 200
        Napierville, IL 60563                                    330 square feet

        14785 Preston Road, Suite 174
        Dallas, Texas 75240 (2)                                2,297 square feet

        HVC, LTD:
        Aquis House, Station Rd.
        Hayes, Middlesex UB3 4DX
        United Kingdom                                         5,020 square feet

        CPV Productions, Inc.:
        1801 Avenue of Stars, Suite 240
        Los Angeles, CA 90067 (3)                              6,860 square feet

        Spector Entertainment Group, Inc.:
        6349 Palomar Oaks Court
        Carlsbad, CA 92009                                    26,599 square feet

        Danish Satellite TV a/s:
        Holger Danskesvej
        40000 Copenhagen, Denmark                              2,925 square feet
- ----------

1. The Company is attempting to sublease approximately 5,000 square feet of its corporate headquarters.

2. The Company assigned its lease for the Dallas office to CVS Partners upon its formation.

3. Effective February 1, 1996, the Company reduced the size of this office which was utilized by CPV to approximately 3,850 square feet and subleased the office to an affiliate of the former principal officers of CPV.

ITEM 3. LEGAL PROCEEDINGS

     In the fourth quarter of 1995, the Company settled an action, Paul Kestenbaum v. Graff Pay-Per-View Inc., California Superior Court, Los Angeles County (Case No. SC 034050), West District, in which plaintiff alleged, among other things, that he had received less proceeds from the sale of the Company's common stock than he would have had the Company complied with its contractual commitments. Mr. Kestenbaum received the common stock as part of the Company's acquisition of PSP Holding, Inc. The Company settled the action by paying $10,000 of Mr. Kestenbaum's legal fees and by granting him an option to acquire 16,000 shares of the Company's common stock with an exercise price equal to the closing price of the common stock on the date of grant.

     The Company instituted a proceeding in the Delaware District Court against the Federal Government, Graff Pay-Per-View Inc. v. Janet Reno, et. al. which was consolidated with a prior action filed by Playboy Entertainment Group, Inc. (Civil Action No. 96-94/96-107 JJF), challenging the constitutionality of
Section 641 of the Telecommunications Act of 1996. As described above in "GOVERNMENT REGULATION, Domestic Networks," Section 641 requires full audio and video scrambling of channels which are primarily dedicated to sexually explicit programming such as the SPICE Networks. If a multi-channel video programming distributor (which includes a cable system operator) cannot comply with the full scrambling requirement, then the channel must be blocked during the hours when children are likely to be watching television. On March 7, 1996, the Court granted the Company's application for a temporary restraining order enjoining enforcement of the Section 641. As a result, substantially all of the Company's SPICE Network affiliates did not curtail their distribution of the SPICE Networks. A preliminary injunction hearing and a trial are pending. If the provision does take effect, the Company's revenues will be adversely affected; the amount of the reduction depends on several factors and is impossible to predict at this point in time.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1995.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANTS COMMON
         EQUITY AND RELATED STOCK HOLDER MATTERS

     The Company's common stock is presently traded on The Nasdaq National Market under the symbol "GPPV".

     The following table sets forth, for the calendar period indicated, the per share range of high and low sales prices for the Company as reported on The Nasdaq National Market.

                                                               High       Low
                                                              ------     -----
1994
     First Quarter                                            $11.50     $7.63
     Second Quarter                                           $ 8.50     $6.19
     Third Quarter                                            $ 9.19     $6.38
     Fourth Quarter                                           $11.25     $8.75

1995
     First Quarter                                            $11.38     $9.50
     Second Quarter                                           $12.00     $8.38
     Third Quarter                                            $10.75     $8.25
     Fourth Quarter                                           $ 7.88     $3.88

     The Company currently has approximately 1,600 shareholders of record.

     The Company has never paid cash dividends on its common stock and intends to retain future earnings to support the growth of its business and, therefore, does not anticipate paying any cash dividends in the near future. The payment of any future cash dividend on common stock will be determined by the Company's Board of Directors in light of conditions then existing including the Company's earnings, financial condition, capital requirements and other factors. In addition the Company's current agreement with Midlantic National Bank, N.A. and Imperial Bank restricts payments of cash dividends and the Company expects that future financing agreements to contain similar provisions that will restrict the ability to pay cash dividends on its common stock.

ITEM 6. SELECTED FINANCIAL DATA

     The following table is a summary of selected financial data for the Company for the periods indicated which has been restated for mergers that were accounted for as pooling of interest:

For the Years ended December 31                        1995            1994            1993            1992            1991
- ---------------------------------------------------------------------------------------------------------------------------
Revenues:                                       $51,057,543     $50,656,316     $27,362,121     $21,008,223     $17,758,315
                                                -----------     -----------     -----------     -----------     -----------
 Operating Expenses:
 Cost of Goods of Sold                            1,429,355         787,417       1,092,933       1,014,774         874,375
 Salaries, wages and                             11,684,727       8,386,364       6,278,355       4,160,746       2,764,225
   benefits
 Producer royalties and library amortization      6,662,111       7,096,070       4,075,426       3,373,603       3,042,931
 Satellite costs                                 12,837,849      13,264,340       8,239,326       5,399,699       4,574,622
 Selling, general and administrative             18,327,746      13,883,091       8,526,488       4,640,307       3,788,477
 Depreciation and Amortization of fixed
   assets and goodwill                            2,807,812       1,769,958       1,103,222         760,077         723,097
 Provision for write-down and
 non-recurring costs:
   Investment in American Gaming Networks,
    J.V. and Multimedia Games, Inc.               2,038,750
   Goodwill related to Guest Cinema, Inc.           871,289
   Film and CD-ROM costs                          3,967,252
   Restructuring costs                            3,655,010
                                                -----------     -----------     -----------     -----------     -----------
  Total Operating Expenses                       64,281,901      45,187,240      29,315,750      19,349,206      15,767,727
                                                -----------     -----------     -----------     -----------     -----------
 Operating (loss) income                        (13,224,358)      5,469,026      (1,953,629)      1,659,017       1,990,588
 Interest expense                                 1,234,607         499,582         468,707         343,607         536,501
 Minority Interest HVC                                              500,255
                                                -----------     -----------     -----------     -----------     -----------
 (Loss) Income before provision for income
  taxes, equity in undistributed earnings and
  extraordinary item                            (14,458,965)      4,469,239      (2,422,336)      1,315,410       1,454,087
  Income tax (benefit) provision                    667,525       1,302,883         (49,054)         88,700          43,000
                                                -----------     -----------     -----------     -----------     -----------
 Income (Loss) before equity in undistributed
  earnings and extraordinary items              (15,126,490)      3,166,356      (2,373,282)      1,226,710       1,411,087
 Equity in the undistributed earnings of
  HVC, net of the amortization of goodwill
  amounting to $178,518 and deferred income
  taxes $155,554                                                                      4,198
                                                -----------     -----------     -----------     -----------     -----------
 Income (loss) before extraordinary items       (15,126,490)      3,166,356      (2,369,084)      1,226,710       1,411,087
 Extraordinary Items
 Gain from forgiveness of debt                                                                                    1,541,025
                                                -----------     -----------     -----------     -----------     -----------
 Net income (loss)                             ($15,126,490)    $ 3,166,356     ($2,369,084)    $ 1,226,710     $ 2,952,112
                                                ===========     ===========     ===========     ===========     ===========
 Earnings (loss) per common and common
  equivalent share (primary):
  Income (Loss) before extraordinary item            ($1.29)          $0.27          ($0.26)          $0.13           $0.30
  Extraordinary item                                                                                                   0.33
                                                -----------     -----------     -----------     -----------     -----------
 Net income (loss)                                   ($1.29)          $0.27          ($0.26)          $0.13           $0.63
                                                ===========     ===========     ===========     ===========     ===========


                                    CONTINUED


For the Years ended December 31                        1995            1994            1993            1992            1991
- ---------------------------------------------------------------------------------------------------------------------------
Earnings per common share, assuming
 full dilution:
  Income before extraordinary item                                    $0.26                           $0.12            0.25
  Extraordinary item                                                                                                   0.27
                                                                 ----------                      ----------       ---------
    Net income                                                        $0.26                           $0.12           $0.52
                                                                 ==========                      ==========       =========
Cash dividends declared per common share
                                                       None            None            None            None            None
                                                 ==========      ==========       =========      ==========       =========
Weighted average number of shares
  outstanding:
    Primary                                      11,747,243      11,909,359       8,953,809       9,662,484       4,672,413
                                                 ==========      ==========       =========      ==========       =========
    Assuming full dilution                                       12,214,859                      10,028,579       5,701,179
                                                                 ==========                      ==========       =========




December 31                                            1995            1994            1993           1992             1991
- ---------------------------------------------------------------------------------------------------------------------------

Total Assets                                   $102,477,999     $40,997,739     $23,913,547     $13,099,460      $8,595,723
                                                -----------     -----------     -----------     -----------      ----------
Current portion of long-term debt                 6,518,468       4,439,069       1,096,814       1,610,411       1,672,706
                                                -----------     -----------     -----------     -----------      ----------
Long-Term debt less current portion              73,126,980       3,198,593       3,137,186       2,201,155       2,047,184
                                                -----------     -----------     -----------     -----------      ----------
Shareholders' equity                             $8,068,941     $23,460,208      $8,583,275      $4,255,409      $1,136,288
                                                ===========     ===========     ===========     ===========      ==========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     The results of opertions of 1995 were restated to reflect the operating results for AEC and SEG, which were acquired in 1995, for the period from January 1, 1995 to the date of consumation of the acquisitions. AEC resulted in the restatement of revenue of $1,002,819 and a net loss of $44,089. SEG resulted in the restatement of revenue of $4,890,089 and net income of $374,021.

    The following reconciles revenue and earnings as previously reported by the Company with the combined amounts currently presented in the Statements of Operations.

YEAR ENDED DECEMBER 31, 1994

                                ORIGINALLY
                                  STATED             AEC              SEG            RESTATED
                               --------------    -------------    -------------    --------------
REVENUE                          $40,359,404       $2,872,548       $7,424,364       $50,656,316
NET INCOME                        $3,800,118        ($846,633)         212,871         3,166,356
EARNINGS PER SHARE -
  PRIMARY                              $0.37                                               $0.27
WEIGHTED AVERAGE  OF
  NUMBER OF SHARES
  OUTSTANDING -PRIMARY            10,389,359          820,000          700,000        11,909,359


YEAR ENDED DECEMBER 31, 1993

                                PREVIOUSLY
                                 RESTATED            AEC              SEG            RESTATED
                               --------------    -------------    -------------    --------------

REVENUE                          $20,527,725          0             $6,834,396       $27,362,121
NET LOSS                         ($2,273,484)       ($320,180)        $224,580       ($2,369,084)
EARNINGS PER SHARE -
  PRIMARY                             ($0.31)                                             ($0.26)

WEIGHTED AVERAGE OF
NUMBER OF SHARES
OUTSTANDING - PRIMARY              7,433,809          820,000          700,000         8,953,809


1995 COMPARED TO 1994

     For the year ended December 31, 1995, the Company reported a net loss of $15.1 million as compared to net income of $3.2 million in 1994. The current year's loss is primarily attributable to a one time restructuring charge of approximately $3.7 million and approximately $6.9 million of provisions to write down investments including film and CD-ROM costs, the investments in AGN and goodwill relating to the acquisition of PSP, which owns the technology utilized by Guest Cinema. The loss from operating activities before these charges and interest expense amounted to $2.7 and $1.2 million to the loss, respectively.

     The restructuring charge and provisions for write down of investments resulted from a restructuring plan intended to streamline and refocus the Company on its profitable core businesses. The Company estimates the restructuring will eliminate $6.0 million of operating expenses in 1996.

     The restructuring terminates capital intensive or peripheral businesses and other activities that the Company can no longer afford. The Company has suspended exploration of new businesses throughout Europe other than those related to the globalization of its adult networks and programming. It has suspended production of movie and television series for 1996 by CPV and has substantially reduced CPV's overhead. The Company suspended distribution of its current hotel/motel pay-per-view system. The Company projects that the technology will not generate future cash flows sufficient to support its investment. The Company has suspended its activities in developing, marketing and supporting AGN. The Company has also restructured its senior management and reduced its staff.

REVENUES

     Total revenues for the year ended December 31, 1995 increased by approximately $0.4 million (0.8%) to approximately $51.1 million compared to total revenues of $50.7 million for the year ended December 31, 1994. Despite the increase, revenues did not meet the Company's expectations because of declines in revenues from CPV, the C-band DTH market and CABLE VIDEO STORE.

     In the C-band DTH market several competing adult explicit services were launched during 1994 and 1995. These explicit adult services compete directly with the SPICE Networks in the C-band market and have resulted in a decline in revenues of $0.6 million or 8.0% in this market. These explicit adult services are not currently distributed by cable operators and therefore, do not have an impact on the SPICE Networks' revenues in the cable market.

     Revenues from the SPICE Networks cable market increased $0.8 million despite the loss of access to one million SPICE cable subscribers (8% of SPICE's accessible subscriber base) on July 1, 1995 from the Time-Warner New York Cable System. This system represented annualized revenues of approximately $2 million. Offsetting the loss of revenue from Time Warner New York was the addition of new cable systems, including other Time Warner systems, and growth in the subscriber base of existing systems. While the Company was able to increase its access to SPICE Networks addressable subscribers by approximately 50% in 1995, this increase did not translate into significantly greater revenues because of downward pressure on the Company's license fees including lower license fees on the subscribers acquired as part of the AEC acquisition. This is a result of increased competition in the Company's market segment and the growing concentration in the ownership of cable systems. The Company believes, however, that overall revenues from the SPICE Networks cable market will continue to grow though no assurances can be given that this will occur.

     HVC's two networks and the start up of EUROTICA contributed $1.1 and $0.6 million to the increased revenues while CPV and CABLE VIDEO STORE experienced declines in revenues of $1.9 million and $0.6 million, respectively. HVC's revenues were less than projected because THE ADULT CHANNEL's revenues declined in the fourth quarter of 1995 as a result of the launch of two competitive services in the United Kingdom.

SALARIES

     Salaries, wages and benefits increased by approximately $3.3 million (39.3%) for the year ended December 31, 1995 over the similar period in 1994. The increase resulted primarily from higher levels of staffing believed necessary to maintain and increase the Company's subscriber base, explore new network opportunities, produce CD-ROMs and the Company's on-line service and explore other business opportunities such as video dialtone delivery systems and international ventures.

     The Company has restructured its operations and has reduced its staff, including terminating the employment agreements of all of the executives responsible for exploring international opportunities and approximately 30 of CPV's employees. Other key executives have agreed to salary reductions and middle and upper management will not receive any salary increases for 1996. Under the same restructuring, the Company reduced its salary expense by amending employment agreements and entering into separation agreements with two officers who resigned.

ROYALTIES

     Producer royalties and library amortization decreased by approximately $0.4 million (6.2%). The decline was primarily attributable to a decline in royalties payable to the studios attributable to the decrease in CABLE VIDEO STORE network revenues.

SATELLITE EXPENSE

     Satellite costs, which include satellite transponder, playback and uplink costs, decreased by approximately $0.4 million (3.2%) for the year ended December 31, 1995. On May 31, 1995, the Company terminated its domestic transponder lease agreement with TVN. Since April 1, 1995, AT&T directly provides transponder services to the Company at a more economic rate. Also, in the second quarter of 1995, HVC received a limited amount of transponder time from the operators of the Astra satellite at a nominal fee because HVC voluntarily moved from one transponder to another on the same Astra satellite grouping. The Company launched a new European network which required a transponder. The decrease in domestic satellite transponder costs was offset by the addition of the new European transponder.

     Commencing December 1995, the Company will use five transponders pursuant to a Transponder Services Agreement with AT&T which will be accounted for as a capital lease.

SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative costs increased by approximately $4.4 million (32.0%) in the year ended December 31, 1995. The increase was attributable to, among other items, the exploration of international opportunities, improving the on-air images of the Company's networks, additional marketing, advertising and sales promotion undertaken to both maintain and increase the networks' subscriber bases and additional overhead due to the expansion of corporate headquarters. During 1995, the Company heavily promoted its adult services to combat new competition from other networks. The Company also spent money exploring new network opportunities.

     The restructuring entails a major cost reduction program that is designed to reduce selling, general and administrative costs in 1996. The plan is intended to streamline the operations of the Company's core businesses, suspend the exploration of new businesses and significantly reduce or eliminate the activities of non-essential capital intensive operations. The Company has also taken steps to reduce the amount of leased space used for its operations, reduce expenses by amending the Company's travel policies and reduce employee benefits and other overhead expenditures.

     The bad debt expense increased by approximately $0.9 million in 1995. The increase is primarily attributable to a provision for doubtful account on a receivable owed to the Company by XTV Television, Inc. ("XTV"). The Company has a distribution agreement with XTV pursuant to which XTV distributes the SPICE Networks in combination with XTV's two explicit adult services in the C-band DTH market. In addition MLI has licensed adult movies to XTV. Due to increased competition in XTV's market, XTV has informed the Company that it is experiencing financial difficulty and as a result ceased paying the Company its distribution fee commencing in the third quarter of 1995. By year end, XTV owed the Company $0.8 million in past due distribution fees and unpaid movie license fees. The Company is pursuing collection of these amounts but has established a reserve against these amounts aggregating $0.8 million.

DEPRECIATION OF FIXED ASSETS AND AMORTIZATION OF GOODWILL

     Depreciation of fixed assets and the amortization of goodwill increased by approximately $1.0 million (58.6%) for the year ended December 31, 1995 as compared to 1994. The increase is primarily due to the increased ownership of HVC resulting from the purchase of the remaining

49% for $6.7 million in cash and stock on August 1, 1994. The excess of the purchase price over the fair market value of the net assets acquired is being amortized utilizing the straight-line method over twenty years. Also contributing to the increase was depreciation incurred on new capital improvements for the expansion of the Company's corporate headquarters, which are being amortized using the straight-line method over the life of the lease.

INTEREST EXPENSE

     Interest expense has increased by approximately $0.7 million (147.1%) for the year ending December 31, 1995 as compared to the same period in 1994. The increase is primarily due to additional borrowings of $12.3 million during 1995 under the revolving line of credit from Midlantic.

NON-RECURRING ITEMS

Guest Cinema - Goodwill

     In January 1994, the Company acquired through the merger of PSP into its wholly-owned subsidiary, Guest Cinema, Inc., a hotel/motel pay-per-view system. The Company suspended distribution of this system because the Company projects that the technology will not generate future cash flows sufficient to support its investment. Therefore, the Company has incurred an expense of approximately $0.9 million attributable to the writedown of goodwill created in the acquisition of PSP.

CPV Library and CD-ROMs

     The Company, through its wholly-owned subsidiary CPV, produced and distributed television, movie productions and CD-ROMs. In the fourth quarter of 1995, the Company concluded that it was carrying the film and CD-ROM costs at a net book value materially greater than its current projected cash flow. Therefore, the Company has realized a one-time expense of $4.0 million to record the impairment of its investment. Moreover, the Company has suspended any future productions of films and television series and the creation of CD-ROMs until such a date that the Company's liquidity position improves and it believes that these ventures could be profitable.

American Gaming Network, J.V. and
   Multimedia Games, Inc.

     Pursuant to a Joint Venture Agreement dated June 28, 1995, the Company formed American Gaming Network ("AGN") with TV Games, Inc., a wholly-owned subsidiary of Multimedia Games, Inc. ("MGAM"), to develop and promote high stakes proxy play Class II tribal bingo games and other interactive gaming products. The Company contributed intellectual property and cash aggregating approximately $1.4 million to AGN's capital.

     In a related transaction, the Company exercised a warrant and purchased an aggregate of 275,000 shares of MGAM common stock (the "MGAM Shares") for approximately $0.4 million in cash and a note of $0.275 million payable August 30, 1996. MGAM also granted the Company additional warrants to acquire 175,000 shares of MGAM common stock (the "MGAM Warrant"). MGAM granted the Company registration rights for the MGAM Shares and the shares underlying the MGAM Warrant. The MGAM common stock is listed on the Nasdaq SmallCap Market.

     On December 11, 1995, the parties executed a letter agreement modifying the Joint Venture Agreement which released claims the parties had against each other through such date. The parties have been unable to agree on a strategy or a business plan for the next twelve months.

     The parties are currently in negotiations to settle their current differences. As a result the Company has established a reserve against its investment in AGN. In addition there is no assurance that the MGAM Shares or the shares underlying the MGAM Warrant, if exercised, will be registered or if registered, whether the Company will be able to sell such shares, in the near future. The Company has also reserved against the value of its investment in the MGAM Shares in 1995.

Restructuring Costs

     The Company, in an attempt to return to profitability, has restructured its operations. First, the Company has suspended production of all films, television series and CD-ROM for 1996. It will continue to license CPV's library to third parties. As a result of the suspended productions, CPV has terminated approximately 30 employees and has renegotiated the employment contracts with the two key executives of CPV to provide for their early termination as described above. The Company has recognized a charge of approximately $0.6 million in 1995 for restructuring CPV.

     The Company has also terminated the employment o all of the employees of Pay-Per-View International, Inc. ("PPVI") at the end of 1995.
PPVI employees were responsible for the development of TeleSelect and exploring other international opportunities for the Company. In the first quarter of 1996, the Company sold its interest in TeleSelect and suspended exploration of new international business opportunities. As a result several executives' employment contracts were terminated in 1995 at a total restructuring cost of $0.3 million. The Company will continue to pursue its strategy of globalizing its adult networks and programming.

     The Company has restructured Guest Cinema by terminating the employment contract of its President and discontinuing the marketing and use of its current hotel/motel pay-per-view system.

     Two senior executives, Mark Graff and Leland H. Nolan, have resigned as officers of the Company effective December 31, 1995. Messrs. Graff and Nolan have signed separation agreements (see "EXECUTIVE COMPENSATION, Employment Agreements") which are in force through 1998 and 1999, respectively. Messrs. Graff and Nolan will remain as Directors. The Company has also reduced its staffing in other areas of the Company and reduced overhead.

1994 Compared to 1993

     The Consolidated Statements of Operations include the results of CPV, a wholly-owned subsidiary which was acquired by merger on May 24, 1994. The acquisition was accounted for as a pooling of interest, whereby the financial statements for all the periods prior to the combination were restated to reflect the combined operations. The Consolidated Statement of Operations of 1994 include, for the first time, the results of HVC, a new wholly-owned subsidiary. The initial investments of HVC in 1993 were accounted for by using the equity method.

     Total revenues for the year ended December 31, 1994 increased by approximately $23.3 million (85%) to approximately $50.7 million compared to total revenues of approximately $27.4 million for the year ended December 31, 1993. Of this increase, HVC accounted for $8.7 million. Revenues from CPV had a dramatic increase of approximately $3.2 million to approximately $5.1 million (170%) while SEG revenues had a modest increase of approximately $0.6 million (8%) to approximately $7.4 million. The balance of the increase in revenue, approximately $10.8 million, is primarily due to the growth in the domestic subscriber base during the year, of which AEC was attributable for approximately $2.9 million.

     Cost of goods sold decreased by approximately $0.3 million (28%) as compared to the year ending December 31, 1993.

     Salaries, wages and benefits increased by approximately $2.1 million (33.6%) for the year ended December 31, 1994 over the similar period in 1993 of which HVC accounted for $0.9 million. The balance of the increase resulted primarily from increased levels of staffing necessary to manage the growth of the Company's operations.

     Producer royalties and library amortization increased by approximately $3.0 million (74%), of which HVC accounted for $0.3 million. The balance of the increase, approximately $2.7 million, resulted from increased revenues which lead to increased producer royalty expense and additional amortization resulting from increased film and television production in 1994.

     Satellite costs, which include satellite transponder, playback and uplink costs, increased by approximately $5.0 million (61%) for the year ended December 31, 1994 as compared to the prior year. HVC and AEC accounted for $1.4 million and $1.1 million of the increase, respectively. SEG contributed $1.3 million to the increase in the Satellite costs. The launch of Spice 2, which commenced on February 1, 1994, accounted for approximately $1.1 million of the increase.

     Selling, general and administrative costs increased by approximately $5.4 million (63%) for the year ended December 31, 1994 of which HVC accounted for $3.4 million. The reason for the increase in these expenses was the increased sales support, marketing, advertising and sales promotion undertaken by the Company.

     Depreciation of fixed assets and the amortization of goodwill increased by approximately $0.7 million (60%) primarily due to the increased ownership of HVC. For most of 1993, the Company owned a 25% interest in HVC. On December 16, 1993 the Company purchased an additional 26% for $1.5 million, and as of August 1, 1994, the Company purchased the remaining 51% for $6.7 million. The excess of the purchase price over the fair value of the net assets acquired is being amortized utilizing the straight-line method over twenty years.

     Interest expense increased by approximately $31,000 (7%). Interest on the term loan and revolving line of credit were incurred in the last quarter of 1994.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1995, the Company had a working capital of deficit approximately $2.9 million compared to working capital of approximately $0.2 million at December 31, 1994. The Company, on December 31, 1995, had a $17.6 million indebtedness with Midlantic National Bank, N.A. and Imperial Bank.
The Company negotiated with Midlantic and Imperial to amend the loan agreements, and as a result of these negotiations, Midlantic waived all violated covenants through March 29, 1996, eliminated most of the financial covenants except for a revised net worth and cash flow covenants, extended the maturity date until January 2, 1997 and consented to certain transactions. The Company expects to remain in compliance with the revised covenants throughout the term of the agreement. (For additional details refer to Note 6 of the Consolidated Financial Statements).

     EBITDA (Earnings Before Interest Taxes Depreciation and Amortization excluding Amortization of Library, Film and CD-ROM costs) had a deficit of approximately $10.4 million for the year ended December 31, 1995 as compared to a surplus of approximately $6.7 million over the similar period last year. Stockholders' equity at December 31, 1995 was approximately $8.1 million compared to approximately $23.5 million on December 31, 1994. The decline in EBITDA and stockholders' equity was primarily attributable to one time restructuring charges, provision for the write-down of investments totaling $10.5 million, and losses from operating activities before special non-recuerring items of $2.7 million.

     Net cash provided by operating activities was approximately $1.5 million for the year ended December 31, 1995, compared with net cash used in operating activities of approximately $2.6 million in the corresponding prior period. In 1995 cash from operating activities was generated by net losses adjusted for non-cash items, principally restructuring charges, provision for write-down of investments and bad debts, amortization and depreciation of fixed assets, film costs and goodwill, together with an increase in accounts payable and royalties payable, offset by an increase in film costs.

     Net cash used in investing activities was approximately $11.2 million for the year ended December 31, 1995, compared with approximately $5.3 million in the corresponding prior period. The foregoing results were primarily attributable to the Company's increased capital expenditures in 1995 relating to its foreign investment in TeleSelect, the expansion of the Company's corporate headquarters, its investment in AGN, and the investment in the library of movies utilized by the networks. Subsequent to the end of 1995, the Company sold its TeleSelect interest, eliminating its future capital commitment and raising capital to support working capital needs.

     Net cash provided by financing activities was approximately $9.6 million for the year ended December 31, 1995, compared with approximately $7.3 million in the corresponding prior period. In 1995, financing activities primarily consisted of additional borrowings from the Midlantic along with additional loans and commitments from the Imperial Bank and a capitalized equipment lease from IBM. Offsetting these financing proceeds are principal payments of long-term debt to the banks and other creditors.

     By the end of 1995, the Company had substantially drawn down on its revolving line of credit, having $0.12 million of available funds under the agreement. The Company has and will continue to dramatically reduce expenses in the areas of salaries and overhead which will impact liquidity and should allow the Company to fund day-to-day operations in 1996. The Company is currently in discussions with various parties and is evaluating its alternatives concerning additional financing to fund the expansion of its core businesses, repayment of its bank debt and other future projects. There are no assurances that the Company will be able to secure additional financing.

ITEM 8.  FINANCIAL STATEMENTS
         AND SUPPLEMENTARY DATA

     The information required by this Item is included in this respect at Pages F-1 through F-33.

ITEM 9.  CHANGES IN AND DISAGREEMENTS
         WITH ACCOUNTANTS ON ACCOUNT
         AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

NAME                   AGE  POSITION
- ----                   ---  --------

J. Roger Faherty       57   Chairman of the Board of Directors,
                            Chief Executive Officer and Director

Edward M. Spector      61   President, Chief Operating Officer and Director

Mark Graff             45   Director

Leland H. Nolan        49   Director

Marvin Small           64   Director

Dean Ericson           50   Director

Philip J. Callaghan    43   Executive Vice President and
                            Chief Financial Officer

Steven Saril           43   Senior Vice President, Sales and Marketing

Richard Kirby          35   Senior Vice President, Operations

Daniel J. Barsky       40   Senior Vice President, Secretary and General Counsel

Eric M. Spector        31   Senior Vice President, Business Development

Irene Merlo Posio      28   Vice President, Finance and Controller

     Mr. Faherty has been Chairman of the Board and a Director of the Company since December 1991. He became its Chief Executive Officer in 1994. From 1988 to 1991 he was a consultant to investment bankers. Beginning in March 1990 to December 1991, he was also a consultant to the Company.

     Mr. Spector was elected President and Chief Operating Officer of the Company on November 17, 1995 and became a Director of the Company on September 1, 1995. Mr. Spector is the founder, and continues since 1984 as the Chairman of the Board and Chief Executive Officer of SEG. SEG is now a wholly-owned subsidiary of the Company. Mr. Spector has over 30 years experience in the communications, gaming and entertainment industries.

     Mr. Graff, a member of the Board of Directors, is a 20-year veteran of the film, television, and home video industries. Mr. Graff founded the Company in 1988 and held various executive positions with the Company until the end of 1995, most recently as its Vice Chairman, Domestic Initiatives. Prior to 1988, he was instrumental in the development and production of TV series and specials and the acquisition and distribution of home video programming.

     Mr. Nolan joined the Company in 1989 and held various executive positions until the end of 1995, most recently as its Vice Chairman, International Initiatives. He is currently a member of the Board of Directors. Prior to joining the Company, he was Chairman of the Board of Orange Entertainment Company, a video production and distribution company.

     Mr. Small was elected a Director of the Company on January 24, 1994. Mr. Small is a private investor with 30 years experience in investment banking and corporate development. He has previously served as an officer and director of several American Stock Exchange and Nasdaq listed companies.

     Mr. Ericson was elected a Director of the Company on January 24, 1994. Mr. Ericson was a co-founder and President, since 1987, of Media Management Services, Inc., a Denver-based consulting practice providing technology and business development services to selected media and telecommunications companies.

     Mr. Callaghan has been the Company's Executive Vice President and Chief Financial Officer since September 1993, having previously worked for the Company in London since May 1992. From 1987 until 1992, Mr. Callaghan was a Board Member and Director of Finance and Administration of MTV Europe and Managing Director of Media Computer Systems Ltd. and In Store Radio, Ltd.

     Mr. Saril has been an executive officer of the Company since 1989 and is currently its Senior Vice President of Sales and Marketing. Between 1979 and 1989, he was a Director of National Accounts for Showtime Networks, Inc., an operator of cable movie networks.

     Mr. Kirby has been an executive officer of the Company since 1988 and is currently its Senior Vice President of Operations. Between 1985 and 1988, Mr. Kirby was Vice President of Operations for Reiss Media, which operates Request Television.

     Mr. Barsky has been an executive officer of the Company since 1995 and is currently its is Senior Vice President and General Counsel and Secretary. Prior to joining the Company, he was a partner in Dornbush Mensch Mandelstam & Schaeffer, which acted as the Company's legal counsel from 1989 to 1994.

     Mr. Eric M. Spector became Senior Vice President of Business Development in November 1995. Mr. Spector has been a Director and Executive Vice President of SEG since 1991. Prior to that date he was an associate at the law firm of Brobeck, Phleger and Harrison practicing corporate law. He is the son of Mr. Edward M. Spector.

     Ms. Merlo Posio, Vice President of Finance and Controller, joined the Company in 1992 as a Senior Accountant and was named Controller in 1994 and Vice President of Finance in 1995. Between 1989 and 1992, she was a Senior Accountant at McGladrey and Pullen in New York.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth, for the fiscal years ended December 31, 1995, 1994 and 1993, compensation paid by the Company for services in all capacities to the Chief Executive Officer and the four most highly compensated executive officers during 1995.

     =================================================================================================================
                                          ANNUAL COMPENSATION               LONG-TERM COMPENSATION
                                       --------------------------         ---------------------------
                                                    Other Annual                          Securities
                                                      Compensa-            Restricted     Underlying      All Other
          Name and                      Salary          tion              Stock Awards     Options       Compensation
     Principal Position      Year          ($)           ($)                  ($)            (#)            (10)($)
     ------------------      ----       -------     -------------         ------------    ----------     ------------
     J. Roger Faherty        1995       421,539         64,574 (1)                            (6)            19,909
     Chairman and Chief      1994       400,000         75,161 (1)                            (6)            12,432
     Executive Officer       1993       337,884         71,397                                (6)            13,180

     Mark Graff              1995       421,539         45,776 (2)                          25,000 (7)        7,615
     Vice Chairman,          1994       400,000         38,431 (2)                             0              8,169
     Domestic Initiatives    1993       337,884         32,772 (2)                         100,000            4,818

     Leland H. Nolan         1995       421,539         46,995 (3)                            (6)             9,765
     Vice Chairman           1994       400,000         49,687 (3)                            (6)            16,959
     International           1993       337,884         57,656 (3)                            (6)             9,658
     Initiatives

     Edward M. Spector       1995        80,769 (4)      2,197 (4)                             0
     President and Chief     1994                                                              0
     Operating Officer       1993                                                              0

     Philip Callaghan        1995       220,000         21,865 (5)           379,500 (8)      (9)             2,200
     Executive Vice          1994       177,115         23,256 (5)                             0
     President and           1993       125,769                                               (9)
     Chief Financial
     Officer
     =================================================================================================================

(1) Mr. Faherty's other annual compensation included a Company provided leased automobile and payments of auto operating expenses amounting to $14,400, $24,115 and $15,713, in 1995, 1994 and 1993, respectively, and deferred compensation amounting to $36,566 each year in 1995, 1994 and 1993.

(2) Mr. Graff's other annual compensation included a Company provided leased automobile and payment of auto operating expenses amounting to $27,854, $22,801 and $14,381 in 1995, 1994 and 1993, respectively and deferred compensation amounting to $9,092 each year in 1995, 1994 and 1993.

(3) Mr. Nolan's other annual compensation included a Company provided leased automobile and payment of auto operating expenses amounting to $14,716, $11,051 and $14,585 in 1995, 1994 and 1993, respectively and deferred compensation amounting to $26,013, $26,013 and $26,013 for 1995, 1994 and 1993.

(4) Mr. Spector's compensation only includes compensation paid after the Company's acquisition of SEG. Mr. Spector's other annual compensation included automobile operating expenses amounting to $871 in 1995 and Company paid medical benefits of $1,326 in 1995.

(5) Mr. Callaghan's other annual compensation consists of auto operating expenses amounting to $8,500 in 1995 and $12,000 in 1994 and premiums paid on a long-term disability policy amounting to $6,548 in 1995 and $4,002 in 1994 and Company paid medical benefits of $6,817 in 1995 and $7,254 in 1994.

(6) Messrs. Faherty and Nolan's securities underlying options include 249,585 options granted in December 1995 in replacement of the identical number of options which were granted in 1991, exercised in April 1995 and whose exercise was rescinded in December, 1995. Each of Messrs. Faherty and Nolan were also granted 25,000 options in May 1995 under the 1994 Employee Stock Option Plan. Pursuant to a repricing of options, these 25,000 options were canceled and replaced by a like amount of options in December 1995. As part of this repricing, 100,000 options previously granted to Messrs. Faherty and Nolan in 1993 under the 1993 Employer Stock Options were canceled and replaced by a like amount of options in December 1995. Mr. Faherty was also granted 36,000 options in 1993 under the 1992 Stock Option Plan. Refer to the ten year option repricing schedule for additional details.

(7) Mr. Graff exercised options to acquire 249,585 shares of the Company's common stock in April 1995. In December 1995, Mr. Graff rescinded the exercise of these options.

(8) Mr. Callaghan, subject to shareholder approval, received 44,000 shares of restricted common stock on May 12, 1995 at a market value of $8.63 per share. On January 2, 1996, these shares had a market value of $220,000. The restricted common stock vests in the fifth year after the grant if the executive continues to be employed with the Company. In addition, the restricted common stock will vest immediately upon the death of the officer or a change in control of the Company.

(9) Mr. Callaghan's securities underlying options include 11,000 options granted in May 1995 under the 1994 Stock Option Plan. Pursuant to a repricing of options, these options were canceled and replaced by an identical number of options in December 1995. As part of this repricing, 100,000 options previously granted to Mr. Callaghan in 1994 were canceled and replaced by an identical number of options in December 1995.

(10) All other compensation consists of premiums paid on Company provided life insurance policies and/or employer contributions to Company's 401(k) Plan.

1995 Compensation Program for Key Executives

     Subject to shareholders' approval, during May 1995, the Compensation Committee approved the issuance of an aggregate of 177,000 shares of restricted stock ("Restricted Stock") to key executives. Included in the restricted stock grant was a grant to Mr. Callaghan of 44,000 shares for future services. The Restricted Stock is non-transferable with such restrictions lapsing in five years.

     During January 1996, the Compensation Committee determined that no cash bonuses should be paid under the performance based plan. In lieu thereof, the Stock Option Committee granted an aggregate of 127,500 options to five executives including 38,500 options granted to Mr. Callaghan.

Employment Agreements

     Mr. Faherty is employed by the Company as its Chairman and Chief Executive Officer pursuant to an Employment Agreement effective January 11, 1992 which was amended effective June 15, 1993, March 23, 1994, March 23, 1995 and again as of January 1, 1996. The agreement, as presently amended, provides for a base salary of $350,000, with any adjustments determined annually. The agreement has a six year term, subject to automatic renewal for additional five year terms if not terminated each year. Under the most recent amendment, the agreement provides for loans from the Company of up to $215,000 exclusive of accrued interest. The loan has a maturity date of December 31, 1996 and bears interest at the same rate the Company is paying its principal lender. The agreement also provides for annual retirement benefits of not less than $100,000 (implemented by the deferred compensation agreement described below) and provides for other benefits including reimbursement for automobile costs. Mr. Faherty has waived his rights to a reimbursement for automobile costs.

     On October 1, 1992, the Company entered into deferred compensation agreements with Messrs. Faherty, Graff and Nolan. Under the agreements the Company is obligated to provide for retirement benefits at or after reaching the age of 65 and also provide for early retirement benefits. Upon retirement each executive will receive from the Company a total of 180 monthly payments which will provide a benefit of $100,000 per annum. Upon early retirement the executive will receive maximum benefits of $95,000 or a minimum of $50,000 annually upon retirement on or after age 55 but before the age of 65. Upon the death of the executive prior to the age of 65 but after the age of 55 the executive's beneficiary will receive maximum annual benefits of $95,000 or a minimum benefit of $50,000 payable monthly. The Company will continue to fund these agreements on behalf of Messrs. Graff and Nolan through the end of their respective Separation Agreements, described below.

     Mr. Spector is employed by the Company as a Director and Senior Executive Officer of SEG pursuant to an employment agreement effective September 1, 1995 and expiring on August 31, 1998. He is currently serving as President and Chief Operating Officer of Graff. The agreement provides for a base salary of $350,000, with annual increases of not less than 5%. The parties have agreed to negotiate in good faith an extension to the employment agreement during the third year of employment. During the term of employment he shall be nominated as a member of the Board of Directors of the Company if he, his family members, and affiliated trusts own an aggregate of at least 400,000 shares of the Company's common stock.

     Effective January 1, 1996, Messrs. Graff and Nolan resigned as executive officers of the Company and entered into Separation Agreements which terminated their Employment Agreements. Mr. Graff will receive severance of $250,000 per annum payable in equal installments during the period January 1, 1996 through December 31, 1999. Mr. Nolan will receive severance of $350,000 per annum payable in equal installments beginning January 1, 1996 through December 31, 1998. In both cases, the severance was less than that provided for in their employment agreements. In the event the Company completes financing in excess of $20 million, each individual may require prepayment of their severance payments. Both individuals have loans outstanding with the Company which are required to be repaid during 1997 in equal monthly installments.

     Mr. Callaghan is employed by the Company as its Executive Vice President and Chief Financial Officer pursuant to an employment agreement effective September 1, 1993, for a three-year term. Under this agreement he has a base salary of $220,000, with annual increases of no less than 5%. Mr. Callaghan waived the annual increase in 1996.

     Each of the employment and separation agreements described above prohibits the executive from competing with the Company for a specified period after termination of employment.

Stock Option Plans

     The Company has four stock option plans (the 1992, 1993, 1994 and 1995 Plans) (collectively the "Plans") for officers, employees, directors and consultants of the Company or any of its subsidiaries and in addition a Directors' Plan ( the "Directors' Plan"). Options granted to employees may be either incentive stock options (ISO's) or non-ISO's; ISO's may not have an exercise price of not less than 100% of fair market value of the Company's common stock on the grant date and all options may not have an exercise price of less than 100% of fair market value on the grant date in the case of options granted to holders of 10% or more of the voting power of the Company's stock on the date of the grant. The aggregate fair market value, as determined on the grant date, of ISO's that may become exercisable in any one year can not exceed $100,000. Options canceled subsequent to issuance are returned to the Plan and are available for re-issuance as determined by the Stock Option Committee .

     The Plans are currently administered by the Stock Option Committee consisting of two non-employee directors (the "Committee"). In general, the Committee has the responsibility to select the persons to whom options will be granted and will determine, subject to the terms of the Plan, the number, the exercise period, vesting schedule and other provisions of such options.

     The options are evidenced by a written agreement containing the above terms and such other terms and conditions consistent with the Plans as the Committee may impose. Each option, unless sooner terminated, expires no later than 10 years (five years in the case of ISOs granted to holders of 10% of the voting power of the Company's common stock) from the date of grant, as the Committee may determine. The Committee has the right to amend, suspend or terminate the Plans at any time, provided, however, that unless ratified by the Company's stockholders within 12 months thereafter, no amendment or change in the Plans including: (a) increasing the total number of shares which may be issued under the Plans; (b) reducing below fair market value on the date of grant the price per share at which any option which is an ISO may be granted; (c) extending the term of the Plan or the period during which any option which is an ISO may be granted or exercised; (d) altering in any way the class of persons eligible to participate in the Plans; (e) materially increasing the benefits accruing to participants under the Plans; or (f) with respect to options which are ISOs, amending the Plans in any respect which would cause such options to no longer qualify for incentive stock option treatment pursuant to the Internal Revenue Code of 1986, as amended will be effective.

     The Directors Plan, as amended, provides for the automatic annual issuance of 10,000 options to each non-employee director on the last business day of the calendar year. The exercise price of option issued under the Directors' Plan is equal to the closing price of the Company's common stock on the date of grant. In 1995, 10,000 options were issued to each of Messrs. Small and Ericson, non-employee directors who are also the Stock Option Committee members.

     Due to the decline in the market price of the Company's common stock in the second half of 1995, the exercise price of most employee options exceeded the market price of the stock. To maintain the incentive which underlies options granted to employees, the Company's Stock Option Committee elected to reprice all options held by all persons who were active employees on consultants on November 17, 1995. The repricing took effect on December 11, 1995.

     The 104,000 options repriced under the 1992 Stock Option Plan replaced options with exercise prices ranging from $5.00 to $9.00 per share and included 36,000 options granted to Mr. Faherty. The 559,250 options repriced under the 1993 Plan replaced options with exercise prices ranging from $8.00 to $10 per share, and included 100,000 options granted to Mr. Callaghan and 100,000 options issued to each of Messrs. Faherty and Nolan. The repriced options represents all options granted and outstanding under the 1993 Plan held by persons who were employees on November 17, 1995 with the exception of 100,000 options held by Mr. Graff with an exercise price of $9.00 per share. The 349,050 options repriced under the 1994 replaced options with exercise prices ranging from $8.63 to $9.25 per share and included 11,000 options granted to Mr. Callaghan and 25,000 options issued to each Messrs. Faherty and Nolan. The repriced options represents all options granted and outstanding under the 1994 Plan held by persons who were employees on November 17, 1995, with the exception of 25,000 options held by Mr. Graff with an exercise price of $8.63 per share.

     The following table sets forth stock options that the Company repriced to the named executive officers in 1995.

                                            TEN YEAR OPTION REPRICINGS

====================================================================================================================
                                                                                                         LENGTH OF
                                                                                                         ORIGINAL
                                               NUMBER OF     MARKET                                        OPTION
                                              SECURITIES     PRICE OF       EXERCISE                      REMAINING
                                              UNDERLYING     STOCK AT       PRICE AT          NEW         AT DATE
                                               OPTIONS       TIME OF        TIME OF        EXERCISE          OF
                                                REPRICED    REPRICING      REPRICING        PRICE        REPRICING
     NAME                        DATE            (#)           ($)            ($)            ($)          (YEARS)
     ----                      --------        ---------    ----------     ---------       --------      -----------
J. Roger Faherty               12-11-95          36,000       3.875          5.000          3.875           7.1
Chairman and Chief             12-11-95         100,000       3.875          9.000          3.875           7.5
Executive Officer              12-11-95          25,000       3.875          8.625          3.875           9.5
- --------------------------------------------------------------------------------------------------------------------
Leland H. Nolan
Vice Chairman
International                  12-11-95         100,000       3.875          9.000          3.875           7.5
Initiatives                    12-11-95          25,000       3.875          8.625          3.875           9.5
- --------------------------------------------------------------------------------------------------------------------
Philip Callaghan
Executive Vice President       12-11-95         100,000       3.875          8.000          3.875           8.4
and Chief Financial            12-11-95          11,000       3.875          8.625          3.875           9.5
Officer
====================================================================================================================

     The following table sets forth stock options that the Company granted or repriced to the named executive officers during 1995.

                                         OPTION/GRANTS IN LAST FISCAL YEAR

     =============================================================================================================
                                                                                             Potential Realizable
                                                                                                    Value
                                                                                              at Assumed Annual
                                                                                                    Rates
                                                                                               of Stock Price
                                                                                               Appreciation for
                                                                                                    Option
                                   Individual Grants                                                 Term
                                   -----------------                                         ---------------------
                             Number of          % of Total
                             Shares of            Options
                           Common Stock          Granted to     Exercise
                            Underlying           Employees      or Base
                              Options            in Fiscal       Price                          5%            10%
             Name           Granted (#)            Year         ($/Sh)      Expiration Date     ($)           ($)
     --------------------------------------------------------------------------------------------------------------
     J. Roger Faherty(1)         249,585  (2)     17.30          3.875         02/21/02       339,499       773,632
                                  36,000  (5)      2.50          3.875         02/01/03        57,558       134,427
                                 100,000           6.93          3.875         06/16/03       169,855       400,720
                                  25,000  (3)      1.73          3.875         05/12/05        60,924       154,394
     --------------------------------------------------------------------------------------------------------------
     Mark Graff                   25,000           1.73          8.625         05/12/05       135,605       343,651
     --------------------------------------------------------------------------------------------------------------
     Leland H. Nolan(1)          249,585  (1)     17.30          3.875         02/21/02       339,499       773,632
                                 100,000  (4)      6.93          3.875         06/16/03       169,855       400,720
                                  25,000  (5)      1.73          3.875         05/12/05        60,924       154,394
     --------------------------------------------------------------------------------------------------------------
     Philip Callaghan(1)          11,000  (2)      0.76          3.875         05/12/05        26,807        67,933
                                 100,000  (3)      6.93          3.875         10/01/03       196,772       476,791
     ==============================================================================================================

(1) Does not include options to purchase common stock that were granted and subsequently canceled in 1995 as part of a repricing of options.

(2) In April 1995, Messrs. Faherty, Nolan and Graff, executive officers, each exercised options to purchase 249,585 shares of common stock at $.8333 per share. In December, 1995, the Company allowed the three executive officers to rescind the exercise of the original options. On December 11, 1995, the Company returned to Messrs. Faherty and Nolan the options previously exercised by them with options with the same terms except the exercise price of such options was $3.875 per share. Mr. Graff's separation agreement requires that the Company issue to him at the current market price, options to purchase 249,585 shares of common stock in replacement of the options previously exercised.

(3) Such options are exercisable in four equal annual installments commencing May 13, 1996, one year after the effective date of the grant. The options were granted on May 12, 1995 as part of the 1994 Employee Stock Option Plan and repriced on December 11, 1995 at $3.875. Refer to the ten year option repricing schedule for additional details on repricing.

(4) The options were granted in September, 1993 and repriced at $3.875 on December 11, 1995. The options are all currently exercisable.

(5) Such options were granted in 1993 and are currently exercisable. Thirty-six thousand (36,000) from the 1992 plan and 100,000 to Messrs. Faherty and Nolan, all of which were repriced in December, 1995.

                                  AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                                             AND YEAR END OPTION VALUE

===========================================================================================================

                                                             Number of Securities
                                                                  Underlying         Value of Unexercised
                                                             Unexercised Options     In-the-Money Options
                                                                at FY-End (#)            at FY-End ($)
                         Shares Acquired         Value       --------------------    --------------------
                           on Exercise         Realized          Exercisable/            Exercisable/
         Name                   (#)              ($)            Unexercisable          Unexercisable(1)
- -----------------------------------------------------------------------------------------------------------
J. Roger Faherty               None              None                 461,716                2,308,580
                                                                      277,200                1,386,000
- -----------------------------------------------------------------------------------------------------------
Mark Graff                     None              None                 176,131                  880,655
                                                                      277,200                1,386,000
- -----------------------------------------------------------------------------------------------------------
Leland H. Nolan                None              None                 425,716                1,128,580
                                                                      277,200                1,386,000
- -----------------------------------------------------------------------------------------------------------
Philip Callaghan               None              None                 112,000                  560,000
                                                                       11,000                   55,000
===========================================================================================================

     (1) Based on the last trade price on January 2, 1996 of $5.00 quoted by The Nasdaq National Market.

401(K) TAX DEFERRED SAVINGS PLAN

     Effective January 1, 1993, all qualified employees, including the executive officers, are eligible to participate in the Company's 401(k) Tax Deferred Savings Plan (the "401(k) Plan"). Under the 401(k) Plan, each employee may, at his or her option, elect to defer (and contribute to the Plan) up to 15% of his or her salary. At its discretion, the Company may elect to contribute a percentage of the contributions of the employees. Contributions to the 401(k) Plan shall be invested as determined by the Plan trustees, Messrs. Faherty, Spector and Barsky. The trustees have retained Nationwide Services Company to invest the 401(k) Plan funds.

FILINGS WITH SECURITIES AND EXCHANGE COMMISSION

     Section 16(a) of the Securities Exchange Act of 1934 requires that officers, directors and 10% stockholders of the Company file reports of their ownership with the Securities and Exchange Commission. No officer or director was late with their filings, other than Messrs. Small, Ericson, Faherty, Graff and Nolan and Mr. Eric M. Spector.

DIRECTOR'S COMPENSATION

     The Company pays $1,000 per meeting, plus expenses and $250 per telephone conference to non-officer directors serving on its Board of Directors. The Company pays no additional compensation for officer-directors serving on its Board of Directors.

COMPENSATION AND STOCK OPTION COMMITTEE REPORT

     Marvin Small and Dean Ericson, non-employee directors of the Company, are the Compensation and Stock Option Committees' (the "Committees") members. The Committees establish the Company's compensation policy and believe that executive compensation should:

     O provide motivation to achieve strategic goals by tying executive compensation to Company performance;

     O provide compensation reasonably comparable to that offered by other companies in the same industry as the Company and of similar size and profitability to attract qualified executives; and

     O provide long term incentives to tie the executive to the long term interests of the Company's stockholders.

     In early 1995, the Compensation Committee received a recommendation for a compensation program for key executives and employees based on the foregoing principles. The proposal recommended annual grants of stock options to key executives and employees, performance-based cash bonuses tied to the performance of the key executives and the price of the Company's common stock and the grant of restricted stock to key executives which provides for vesting after five years of continuous employment. The proposal was adopted in large part by the Compensation Committee, subject to stockholders' approval for the restricted stock grant.

     As a result of the Company's financial position and performance during the second half of 1995, the Committees determined that there would be no year end salary adjustments for the Chief Executive Officer, J. Roger Faherty, the Vice Chairmen Mark Graff and Leland Nolan and the Chief Financial Officer, Philip Callaghan. The Committees later determined to reduce Mr. Faherty's salary and the Committees accepted the resignations of Messrs. Graff and Nolan as officers. Messrs. Graff and Nolan entered into Separation Agreements which terminated their employment agreements and provide less severance than that provided for in their employment agreements. The Committee also eliminated executive prerequisites and established a schedule for the repayment of loans previously made by the Company to Messrs. Faherty, Nolan and Graff.

     The Committees also endorsed the termination of the employment of several executives who had worked in the Company's international, hotel/motel, television and movie production and other initiatives as part of the Company-wide restructuring and adopted other cost saving measures designed to reduce the Company's cash outlays for salary and other employee benefits. The Committees also instituted a hiring freeze.

     Due to the decline in the market price of the Company's common stock in the second half of 1995, the exercise price of most employee options exceeded the market price of the stock. To maintain the incentive of options granted to employees, the Stock Option Committee elected to reprice options held by all persons who were active employees or consultants on November 17, 1995. The repricing took effect on December 11, 1995. The options repriced under the 1992 Stock Option Plan included 36,000 options granted to Mr. Faherty. The options repriced under the 1993 Plan included 100,000 options granted to Mr. Callaghan and 100,000 options issued to each of Messrs. Faherty and Nolan. The options repriced under the 1994 Plan included 11,000 options granted to Mr. Callaghan and 25,000 options issued to each of Messrs. Faherty and Nolan. Mr. Graff's options were not repriced.

     The Committees have elected to not make any determinations as to compensation programs for 1996 until the affects of the executive terminations and the restructuring can be analyzed and the Company's position is stabilized. Once this occurs, the Committees will again review the Company's compensation programs to assure such programs are consistent with the overriding objective of increasing stockholder value.

March 29, 1996                                   Marvin Small
                                                 Dean Ericson

COMPENSATION INTERLOCKS AND INSIDER PARTICIPATION

     Since 1994, recommendations relating to executive compensation have been made by the Company's Compensation Committee to the Board of Directors. The Compensation Committee members are Messrs. Small and Ericson, non-employee Directors of the Company.

                                PERFORMANCE GRAPH

     The graph below compares the cumulative total shareholder return on the common stock for the period from August 31, 1992 to December 31, 1995 with the cumulative total return on the Nasdaq Stock Market-United States Index and a peer group(1) of comparable companies (the "Peer Group") selected by the Company over the same period (assuming the investment of $100 in the common stock, the Nasdaq Stock Market-United States Index and the Peer Group on August 31, 1992 and the reinvestment of all dividends).

     The following table is an Edgar representation of the data points used in the printed graphic presentation:

                                           CUMULATIVE TOTAL RETURN
                                                   SUMMARY

                                     -------------------------------------
                                      9/92    1992    1993    1994   1995

   GRAFF PAY-PER-VIEW INC.             100      242    325     450    185

   PEER GROUP                          100      119    229     172    386

   NASDAQ STOCK MRKT - UNITED          100      118    136     133    188
   STATES

(C) Paul Kagan Associates, Inc. estimates.  All rights reserved.

ITEM 12. SECURITY OWNERSHIP OF
         CERTAIN BENEFICIAL
         OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of the Company's common stock as at March 1, 1996 (i) by each person who is known by the Company to own beneficially more than 5% of the outstanding shares of common stock, (ii) each of the Company's directors, (iii) each of the Company's named executive officers and (iv) all officers and directors of the Company as a group.




- ----------
(1) The peer group comprises those companies which compete against the Company in the interactive television and pay-per-view industries. None of the companies in the peer group is fully comparable with the Company's business. The returns of each company have been weighted according to their respective stock market capitalization for purposes of arriving at a peer group average. The members of the peer group are as follows: Macromedia, Inc., Hypermedia Communications, Lodgenet Entertainment Corp., Interfilm Inc., Iwerks Entertainment Inc., Creative Program Tech Venture, Videotron Group Ltd., Actv Inc., NTN Communications Inc., Interactive Network Inc., Playboy Enterprises Inc., and Spi Holding Inc.

============================================================================================
EXECUTIVE OFFICERS,                                      SHARES               PERCENTAGE
DIRECTORS AND 5%                                      BENEFICIALLY             OF SHARES
SHAREHOLDERS                                             OWNED               OUTSTANDING (1)
- ---------------------------------------------------------------------------------------------
J. Roger Faherty(2), (7)                                 866,687  (6)            7.21%
Mark Graff (2)                                           846,714  (7)            7.22%
Leland H. Nolan(2), (8), (10)                          1,033,957  (9)            8.63%
Dean Ericson(3)                                           25,000  (11)           0.22%
Marvin Small(4)                                           40,000  (12)           0.35%
Philip Callaghan(2)                                      156,000  (10)           1.35%
Edward M. Spector & Ilene H. Spector,                    616,000  (13)
co-trustees of the Spector Family Revocable
Trust
Edward M. Spector(2)                                     616,000  (13)           5.87%
All directors and executive officers as a group
(14 persons)                                           4,028,409  (14)          30.42%
============================================================================================

(1) Assumes exercise of options exercisable within sixty days owned by such person or and the exercise of no other options or warrants.

(2) The business address of such persons, for purposes hereof, is c/o Graff Pay-Per-View Inc., 536 Broadway 7th Floor, New York, New York 10012.

(3) The business address of such person is 5429 South Krameria Street, Englewood, CO 80111.

(4) The business address of such person is 6428 Brandywine Lane, Oklahoma City, OK 73116.

(5) Mr. Faherty disclaims beneficial ownership of the 334,844 shares owned by his wife and the 22,200 shares and 30,000 shares issuable upon exercise of outstanding options owned by his children.

(6)  Includes 571,181 shares issuable upon exercise of outstanding options.

(7)  Includes 285,564 shares issuable upon exercise of outstanding options.

(8) Mr. Nolan disclaims beneficial ownership of 4,638 shares owned by his children as well as 25,500 of shares issuable upon exercise of outstanding options owned by his wife.

(9)  Includes 535,181 shares issuable upon exercise of outstanding options.

(10) Includes 44,000 shares of Restricted Stock and 112,000 shares issuable upon exercise of outstanding options.

(11) Includes 25,000 shares issuable upon exercise of outstanding options.

(12) Includes 15,000 shares issuable upon exercise of outstanding options.

(13) Edward M. Spector is a co-trustee and a beneficiary of the Spector Family Revocable Trust.

(14) Includes 1,794,626 shares issuable upon exercise of outstanding options.

ITEM 13.  CERTAIN RELATIONSHIPS AND
          RELATED TRANSACTIONS

     In April 1995, Messrs. Faherty, Nolan and Graff, executive officers, each exercised 249,585 options to acquire common stock at $0.8333 per share.
The exercise price was paid by delivery of promissory notes. In Novemeber 1995, the Stock Option Committee granted the executive officers the right to rescind the option exercise. The rescission resulted in return to the Company of the common stock purchased upon exercise of the options and cancellation of the promissory notes issued upon exercise of the options. The options were returned to Messrs. Faherty and Nolan under the same terms and conditions except such options have an exercise price of $3.875 per share.

     During 1995, Messrs. Faherty, Graff and Nolan borrowed $215,000, $24,000 and $82,000, respectively from the Company. Pursuant to the Fourth Amendment to Mr. Faherty's Employment Agreement, Mr. Faherty will repay his loan by December 31, 1996. Pursuant to the Separation Agreements entered into between the Company and each of Messrs. Nolan and Graff, their loans will be paid in monthly installments beginning January 1997. All of the loans bear interest at the same rate the Company pays on its loan from its senior secured lender.

     As part of the SEG merger, the former SEG shareholders granted the Company an option to acquire all the outstanding stock of United Transactive Services, Inc. ("UTI") for a formula determined number of Company shares. The UTI shareholders may put the UTI shares to the Company in certain circumstances.

     SEG has a note receivable from Buccaneer Games, Inc. ("Buccaneer"), a developmental corporation, owned by an affiliate of SEG prior to its acquisition by the Company, due in five equal annual installments commencing September, 1996. Substantially all of the loan was made prior to the Company's acquisition, by merger, of SEG.

                                     PART IV

ITEM 14. FINANCIAL STATEMENTS, FINANCIAL
         STATEMENT SCHEDULES AND EXHIBITS

         (a)      1.       Financial Statements of the Company.

                  2.       Financial Statements Schedules.

                  3.       Exhibits.

2.01 Merger Agreement and Plan of Reorganization dated as of January 17, 1992 among Jericap, Inc., Jericap Merger Corp., Graff Pay-Per-View Inc., J. Roger Faherty, Mark Graff and Leland H. Nolan. Incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K dated March 9, 1992.

2.02 Merger Agreement and Plan of Reorganization dated as of May 14, 1992 between Jericap, Inc. and the Company. Incorporated by reference to
       Exhibit 2.3 of the Company's Registration Statement on Form 8-A dated January 26, 1993 (the "8-A").

3.01   Certificate of Incorporation of the Company. Incorporated by reference to
       Exhibit 2.2 of the 8-A.

3.02 By-Laws of the Company. Incorporated by reference to Exhibit 2.2 of the 8-A.

3.03 Certificate of Merger dated February 21, 1992 between Jericap Merger Corp. and Graff Pay-Per-View Inc. Incorporated by reference to Exhibit
       3.1 of the Company's Current Report on Form 8-K dated March 9, 1992.

3.04 Certificate of Merger dated May 15, 1992 between Jericap, Inc. and the Company. Incorporated by reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q for the Quarterly period ended March 31, 1992 (the "March, 1992 10-Q").

4.01 Specimen Certificate representing the common stock, par value $.01 per share. Incorporated by reference to Exhibit 1 of the 8-A.

4.02 Form of Share Purchase Warrant Series A issued to purchasers of the Company's "Bridge Notes" in 1989. Incorporated by reference to Exhibit
       4.02 of the Company's Annual Report on Form 10-K for the year ended December 31, 1992 (the "1992 10-K").

4.03 Form of Share Purchase Warrant. Issued to purchasers of Senior Secured Notes in 1991. Incorporated by reference to Exhibit 4.02 of the 1992 10-K.

4.04 Form of Share Purchase Warrant issued to Fahnestock & Co., Inc. Incorporated by reference to Exhibit 4.05 of the Company's Registration Statement on Form S-1, Registration No. 33-65394 effective December 9, 1993 (the "1993 S-1").

4.05 Waveland Convertible Notes. Incorporated by reference to Exhibit 4.05 Annual Report on Form 10-K for the year ended December 31, 1993 (the "1993 10-K").

5.01   Opinion of Parker Duryee Rosoff & Haft.*

10.01  Amended 1991 Management Stock Option Plan. Incorporated by reference to
       Exhibit 10 of the March, 1992 10-Q.

10.02 Form of Stock Option Agreement for the 1991 Plan. Incorporated by reference to Exhibit 10.02 of the 1992 10-K.

10.03 The Company's 401(k) Tax Deferred Savings Plan. Incorporated by reference to Exhibit 10.03 of the 1992 10-K.

10.04 Employment Agreement dated as of June 1, 1992 between the Company and J. Roger Faherty. Incorporated by reference to Exhibit 10.04 of the 1992 10-K.

10.05 First Amendment dated as of February 22, 1993 to Employment Agreement dated as of June 1, 1992 between the Company and J. Roger Faherty. Incorporated by reference to Exhibit 10.05 of the 1992 10-K.

10.06 Deferred Compensation Agreement dated as of October 1, 1992 between the Company and J. Roger Faherty. Incorporated by reference to Exhibit 10.06 of the 1992 10-K.

10.07 Employment Agreement dated as of June 1, 1992 between the Company and Mark Graff. Incorporated by reference to Exhibit 10.07 of the 1992 10-K.

10.08 First Amendment dated as of February 22, 1993 to Employment Agreement dated as of June 1, 1992 between the Company and Mark Graff. Incorporated by reference to Exhibit 10.08 of the 1992 10-K.

10.09 Deferred Compensation Agreement dated as of October 1, 1992 between the Company and Mark Graff. Incorporated by reference to Exhibit 10.09 of the 1992 10-K.

10.10 Employment Agreement dated as of June 1, 1992 between the Company and Leland H. Nolan. Incorporated by reference to Exhibit 10.10 of the 1992 10-K.

10.11 First Amendment dated as of February 22, 1993 to Employment Agreement dated as of June 1, 1992 between the Company and Leland H. Nolan. Incorporated by reference to Exhibit 10.11 of the 1992 10-K.

10.12 Deferred Compensation Agreement dated as of October 1, 1992 between the Company and Leland H. Nolan. Incorporated by reference to Exhibit 10.12 of the 1992 10-K.

10.13 Employment Agreement dated as of November 1, 1992 between the Company and Barry Teiman. Incorporated by reference to Exhibit 10.13 of the 1993 S-1.

10.14  Investment and Option Agreement dated as of January 22, 1993 between R.
       C. Yates, A. D. Wren, S. P. Kay, the Company and The Home Video Channel Limited. Incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K dated February 22, 1993.

10.15 Company Note dated December 24, 1992 for $600,000 to Waveland Corporations NV, with extension letter and associated Warrant. Incorporated by reference to Exhibit 10.14 of the 1992 10-K.

10.16 Form of Subscription Agreement relating to 1992-1993 Private Placement. Incorporated by reference to Exhibit 10.16 of the 1993 S-1.

10.17 Extension Letters dated May 24, and June 23, 1993 for loan from Waveland Corporation. Incorporated by reference to Exhibit 10.17 of the 1993 S-1.

10.18 Employment Agreement dated as of May 1, 1993 between the Company and Paula Sullivan. Incorporated by reference to Exhibit 10.18 of the 1993 S-1.

10.19  1993 Employees Stock Option Plan. Incorporated by reference to Exhibit
       10.19 of the 1993 S-1.

10.20 Second Amendment dated as of June 15, 1993 to Employment Agreement dated as of June 1, 1992 between the Company and J. Roger Faherty. Incorporated by reference to Exhibit 10.20 of the 1993 S-1.

10.21 Second Amendment dated as of June 15, 1993 to Employment Agreement dated as of June 1, 1992 between the Company and Mark Graff. Incorporated by reference to Exhibit 10.21 of the 1993 S-1.

10.22 Second Amendment dated as of June 15, 1993 to Employment Agreement dated as of June 1, 1992 between the Company Leland H. Nolan. Incorporated by reference to Exhibit 10.22 of the 1993 S-1.

10.23 Form of Stock Option Agreement for the 1993 Plan. Incorporated by reference to Exhibit 10.23 of the 1993 S-1.

10.24 Employment Agreement dated as of June 1, 1992 between Richard Kirby and the Company. Incorporated by reference to Exhibit 10.24 of the 1933 S-1.

10.25 Employment Agreement dated as of November 1, 1992 between Michael Solomon and the Company. Incorporated by reference to Exhibit 10.25 of the 1993 S-1.

10.26 Employment Agreement dated as of January 4, 1993 between Robert Ragusa and the Company. Incorporated by reference to Exhibit 10.26 of the 1993 S-1.

10.27 Letter Agreement dated July 28, 1993 between TVN Entertainment Corp. and the Company, Cable Video Store, Inc. and Spice, Inc. amending earlier agreements. Incorporated by reference to Exhibit 10.27 of the 1993 S-1.

10.28 Satellite Services and Marketing Agreement dated as of September 22, 1992 by and between TVN Entertainment Corp. and Cable Video Store, Inc. Incorporated by reference to Exhibit 10.28 of the 1993 S-1.

10.29 Transmission and Space Segment Agreement dated as of September 22, 1992 by and between Spice, Inc. and TVN Entertainment Corp. Incorporated by reference to Exhibit 10.29 of the 1993 S-1.

10.30 TVRO Direct Marketing Agreement dated as of September 22, 1992 by and between Spice, Inc., and TVN Entertainment Corp. Incorporated by reference to Exhibit 10.30 of the 1993 S-1.

10.31 Promissory Notes and Loan Agreements dated March 5, 1993 with Chemical Bank. Incorporated by reference to Exhibit 10.01 of the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1993.

10.32 License Agreement dated as of July 1, 1993 between Cinema Products Video, Inc. and Pay-Per-View International, Inc. Incorporated by reference to
       Exhibit 10.33 of the 1993S-1.

10.33 Employment Agreement dated as of September 1, 1993 between the Company and Philip J. Callaghan. Incorporated by reference to Exhibit 10.34 of the 1993 S-1.

10.34 Extension Letter dated July 23, 1993 for loan from Waveland Corporation. Incorporated by reference to Exhibit 10.35 of the 1993 S-1.

10.35 Letter of Intent dated August 12, 1993 between the Company and Philips Consumer Electronics International B.V. Incorporated by reference to
       Exhibit 10.36 of the 1993 S-1.

10.36 Letter Agreement dated as of November 6, 1993 between the Company and Waveland Corporation relating to the exchange of Convertible Notes for the debt to Waveland. Incorporated by reference to Exhibit 10.36 of the 1993 10-K.

10.37 Agreement between Graff Pay-Per-View Inc. and AT&T Communications, Inc., concerning Skynet Transponder Service dated as of January 3, 1994. Incorporated by reference to Exhibit 10.37 of the 1993 10-K.

10.38 Merger Agreement and Plan of Reorganization dated December 14, 1993 by and PSP Holding, Inc., Stefan Herrmann, Paul T. Kestenbaum, Peter Heidenfelder, Alfred D. Crowell, Graff Pay-Per-View Inc. and Guest Cinema, Inc. Incorporated by reference to Exhibit 2.2 of the Company's Current Report on Form 8-K dated January 17, 1994.

10.39 Agreement between Graff Pay-Per-View Inc. and Four Media Company dated January 31, 1994. Incorporated by reference to Exhibit 10.39 of the 1993 10-K.

10.40 Agreement between Graff Pay-Per-View Inc. and Cinema Products Video dated January 31, 1994. Incorporated by reference to Exhibit 10.40 of the 1993 10-K.

10.41 Third Amendment dated as of March 23, 1994 to Employment Agreement dated as of June 1, 1992 between the Company and J. Roger Faherty. Incorporated by reference to Exhibit 10.41 of the 1993 10-K.

10.42 Third Amendment dated as of March 23, 1994 to Employment Agreement dated as of June 1, 1992 between the Company and Mark Graff. Incorporated by reference to Exhibit 10.42 of the 1993 10-K.

10.43 Third Amendment dated as of March 23, 1994 to Employment Agreement dated as of June 1, 1992 between the Company and Leland H. Nolan. Incorporated by reference to Exhibit 10.43 of the 1993 10-K.

10.44 Merger Agreement and Plan of Reorganization dated as of May 26, 1994 by and among CPV, Magic Hour Productions, Inc., Marc Greenberg, Richard Goldberg, Registrant and Graff Merger Corp. Incorporated by reference to
       Exhibit 2.01 of the Company's Current Report on Form 8-K filed June 10, 1994 (the "June, 1994 8-K").

10.45 Merger Agreement and Plan of Reorganization dated as of April 15, 1994 by and among PSP Communications, Inc., Stefan Herrmann, Peter Heidenfelder, Paul T. Kestenbaum, Alfred D. Crowell, Registrant and Guest Cinema, Inc. Incorporated by reference to Exhibit 2.02 of the June, 1994 8-K.

10.46 Employment Agreement dated as of May 27, 1994 between Marc Greenberg and Graff Merger Corp. Incorporated by reference to Exhibit 10.01 of the June, 1994 8-K.

10.47 Employment Agreement dated as of May 27, 1994 between Richard Goldberg and Graff Merger Corp. Incorporated by reference to Exhibit 10.02 of the June, 1994 8-K.

10.48 1994 Employees' Stock Option Plan. Incorporated by reference to Exhibit 1 to the Company's Proxy Statement (the "1994 Proxy Statement") for its Annual Meeting of Stockholders held June 22, 1994.

10.49 Directors' Stock Option Plan. Incorporated by reference to Exhibit 2 to the 1994 Proxy Statement.

10.50 Agreement dated as of May 1, 1993 between CPV d/b/a Cinema Products Video and Showtime Networks Inc. as amended by amendments dated as of February 1, 1994 and March 18, 1994. Incorporated by reference to Exhibit 10.49 of the Company's Registration Statement on Form S-3, Registration No. 33-80824, effective August 10, 1994.

10.51 Loan and Security Agreement $900,000 Term Loan and $2,500,000 Revolving Credit facility dated October 21, 1994 with Midlantic National Bank, N.A. Incorporated by reference to Exhibit 10.01 of the September 30, 1994 10-Q.

10.52 Amended and restated Loan Agreement dated as of December 9, 1994 with Midlantic National Bank, N.A. Incorporated by reference to Exhibit 10.44 of the December 31, 1994 10-K.

l0.53  Employment Agreement dated January 1, 1995 between the Company and Daniel
       J. Barsky. Incorporated by reference to Exhibit 10.48 of the December 31, 1994 10-K.

10.54 Employment Agreement dated as of January 1, 1995 between the Company and Irene Merlo. Incorporated by reference to Exhibit 10.49 of the December 31, 1994 10-K.

10.55 Letter Agreement between Spice, Inc., and Graff-Pay-Per-View Inc., Adam & Eve Communications, Inc., PHE, Inc., VCA Labs, Inc., Nolan Quan, John J. Gallagher, Philip Harvey and Russell J. Hampshire dated January 26, 1995. Incorporated by reference to Exhibit 10.46 of the December 31, 1994 Form 10-K.

10.56 Agreement between AT&T Corp. and Graff Pay-Per-View Inc. concerning Skynet Transponder Service dated February 7, 1995. Incorporated by reference to Exhibit 10.45 of the December 31, 1994 10-K.

10.57 Letter Agreement by and between Graff Pay-Per-View Inc., Spice, Inc. and Cable Video Store, Inc. and TVN Entertainment Corporation dated March 27, 1995. Incorporated by reference to Exhibit 10.57 of the Company's Registration Statement on Form S-3, Registration No. 33-93534, effective July 5, 1995.

10.58 Merger Agreement and Plan of Reorganization, between Spice, Inc., and Graff-Pay-Per-View Inc., Adam & Eve Communications, Inc., PHE, Inc. VCA Labs, Inc., Nolan Quan, John J. Gallagher, Philip Harvey and Russell J. Hampshire dated April 7, 1995. Incorporated by reference to Exhibit 2.03 of the April 27, 1995 Form 8-K.

10.59 Form of Promissory Note between the Company and each of J. Roger Faherty, Mark Graff and Leland H. Nolan dated April 7, 1995 to Graff Pay-Per-View Inc. Incorporated by reference to Exhibit 10.59 of the Company's Registration Statement on Form S-3, Registration No. 33-93534, effective July 5, 1995.

10.60 Joint Venture Agreement of American Gaming Network dated June 28, 1995 and between American Gaming Network, Inc. and TV Games, Inc. Incorporated by reference to Exhibit 10.60 of the Company's Registration Statement on Form S-3, Registration No. 33-93534, effective July 5, 1995.

10.61 Letter Agreement between MultiMedia Games, Inc., TV Games, Inc. Graff Pay-Per-View Inc. dated June 28, 1995. Incorporated by reference to
       Exhibit 10.61 of the Company's Registration Statement on Form S-3, Registration No. 33-93534, effective July 5, 1995.

10.62 Merger Agreement and Plan of Reorganization dated August 9, 1995 by and among Spector Entertainment Group, Inc., Edward Spector and the Registrant and Newco SEG, Inc. Incorporated by reference to Exhibit 2.04 of the September 12, 1995 Form 8-K.

10.63 Industrial Lease Between Margate Associates and Spector Entertainment Group, Inc. Incorporated by reference to Exhibit 10.62 of the September 12, 1995 Form 8-K.

10.64 Employment Agreement dated September 1, 1995 between the Company and Edward M. Spector. Incorporated by reference to Exhibit 10.63 of the September 12, 1995 Form 8-K.

10.65 Amendatory Agreement dated as of August 14, 1995 between Graff Pay-Per-View Inc. and Midlantic National Bank, N.A. Incorporated by reference to Exhibit 10.65 of the September 30, 1995 Form 10-Q.

10.66 Separation Agreement entered into as of December 31, 1995 between Graff Pay-Per-View Inc. and Leland Nolan.

10.67 Separation Agreement entered into as of December 31, 1995 between Graff Pay-Per-View Inc. and Mark Graff.

10.68 Fourth Amendment to Employment Agreement effective as of January 1, 1996 between Graff Pay-Per-View Inc. and J. Roger Faherty.

10.69 General Partnership and Contribution Agreement of CVS Partners dated January 27, 1996 by and between the Company and WilTech Cable Television Services, Inc., WilTech Services, Inc. and Cable Video Store, Inc.

10.70 Third Amendatory Agreement dated as of March 28, 1996 between Graff Pay-Per-View Inc. and Midlantic National Bank, N.A.

10.71 Share Sale Agreement made on March 22, 1996 by and between Philips Media Services B.V., KPN Multimedia B.V. and Graff Pay-Per-View Inc.

11.01  Computation of Earnings Per Share.

21.01  Subsidiaries of the Registrant.

23.01  Consent of Coopers & Lybrand L.L.P.

23.02  Consent of Price Waterhouse LLP

27.00  Summary Financial Data Schedule.

(b)    Reports on Form 8-K

     A Form 8-K/A-1 was filed on October 25, 1995 which included under Item 7 of such form the following:

          (i) Financial Statements of Spector Entertainment Group, Inc. (unaudited) for the six months ended June 30, 1995 and 1994.

          (ii) Financial Statements of Spector Entertainment Group, Inc., for the years ended December 31, 1994, 1993 and 1992.

               Pro Forma Information:

          (iii) Unaudited pro forma Consolidated Balance Sheet at June 30, 1995.

          (iv) Unaudited pro forma Consolidated Statements of Operations for the six months ended June 30, 1995 and 1994 and the three years ended December 31, 1994, 1993 and 1992.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, Graff has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March  , 1995

                                    GRAFF PAY-PER-VIEW INC.

                                    By:      /s/ J. ROGER FAHERTY
                                             --------------------------
                                             J. Roger Faherty
                                             Chairman, Chief Executive
                                             Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Graff and in the capacities and on the date indicted.

PRINCIPAL EXECUTIVE OFFICER:


    /s/ J. ROGER FAHERTY                    Chairman, Chief       April 10, 1996
- ------------------------------------        Executive Officer
        J. Roger Faherty                    and Director


     /s/ LELAND H. NOLAN                    Vice Chairman         April 10, 1996
- ------------------------------------        and Director
         Leland H. Nolan


     /s/ MARK GRAFF                         President             April 10, 1996
- ------------------------------------        and Director
         Mark Graff


     /s/ MARVIN SMALL                       Director              April 10, 1996
- ------------------------------------
         Marvin Small


    /s/ DEAN ERICSON                        Director              April 10, 1996
- ------------------------------------
        Dean Ericson



PRINCIPAL FINANCIAL AND
ACCOUNTING OFFICER:


    /s/ PHILIP CALLAGHAN                    Executive Vice
- ------------------------------------        President and Chief
        Philip Callaghan                    Financial Officer     April 10, 1996


GRAFF PAY-PER-VIEW INC.                                         PEER GROUP

                                                                                                              % PEER GROUP
PEER GROUP CUMULATIVE TOTAL RETURN                                                                                MARKET
(WEIGHTED AVERAGE BY MARKET VALUE)                           CUMULATIVE TOTAL RETURN                          CAPITALIZATION
                                              -------------------------------------------------------       -----------------
                                                            9/92      1992     1993     1994     1995        1992       1995
PEER GROUP WEIGHTED AVERAGE                                  100       119      229      172     386          100%      100%
                                                                                                               134       898
MACROMEDIA INC.                               MACR                     100       97      148     606                   44.0%
HYPERMEDIA COMMUNICATIONS                     HYPR                     100      160      100      65                    1.7%
LODGENET ENTMT CORP.                          LNET                     100       87       45      57                    6.1%
INTERFILM INC.                                IFLM                     100      100      124       2                    3.4%
IWERKS ENTMT INC.                             IWRK                     100       80       14      19                    5.3%
CREATIVE PROGRAM TECH VENTURE                 CPTV                     100       84       41      15                    0.7%
VIDEOTRON GROUP LTD.                          VDO            100        96      151      157     119
ACTV INC.                                     IATV           100       113      353      193     200          6.7%      3.6%
NTN COMMUNICATIONS INC.                       NTN            100       134      271      163     122         26.2%     12.8%
INTERACTIVE NETWORK INC.                      INNN                     100      121       18       0                    4.5%
PLAYBOY ENTERPRISES INC.                      PL             100       113      200      162     129         67.0%     17.8%


                                                             CUMULATIVE TOTAL RETURN
                                                                     SUMMARY
                                              -------------------------------------------------------
                                                            9/92      1992     1993     1994    1995

GRAFF PAY-PER-VIEW INC.                                      100       242      325      450     185

PEER GROUP                                                   100       119      229      172     386

NASDAQ STOCK MRKT - UNITED STATES                            100       118      136      133     188


                                                                   Exhibit 11.01

                    GRAFF PAY-PER-VIEW INC. AND SUBSIDIARIES
                    COMPUTATION OF EARNINGS (LOSS) PER SHARE

                                                                  Years Ended December 31,
                                                 -----------------------------------------------------------
Primary:                                                1995                 1994                  1993
- --------
Net Income (loss), subject to primary
  earnings per share                                ($15,126,490)           3,166,356           ($2,369,084)
                                                    ------------          -----------           -----------
Weighted average number of common shares
  outstanding1                                        11,747,243           10,385,727             8,953,809

Issued common shares assuming that
  warrants and options outstanding during that
  period were exercised                                                     2,791,849

Common shares assumed to be repurchased
  with proceeds from the exercise of
  warrants and options subject to 20% limitation
  under the modified treasury stock method (2)                             (1,268,217)
                                                    ------------          -----------           -----------
Weighted average number of common shares
  and equivalents outstanding                         11,747,243           11,909,359             8,953,809
                                                    ============          ===========           ===========
Primary Earnings (loss) per share                         ($1.29)               $0.27                ($0.26)
                                                    ============          ===========           ===========
Notes to Primary Earnings per Share
(1) Represents the number of common shares
    outstanding during the period in
    connection with the modified treasury
    stock method

(2) The common shares assumed to be
    repurchased under the modified treasury
    method are as follows:
      Average price per common share
      during the period                                                         $8.54
                                                                          ===========
      Proceeds from exercise of
      options and warrants                                                $10,830,577
                                                                          ===========
      Common shares repurchased                                             1,268,217
                                                                          ===========

                                                                   Exhibit 21.01

                             GRAFF PAY-PER-VIEW INC.

                         Subsidiaries of the Registrant

                                                   State or Jurisdiction
            Subsidiary                               of Incorporation
- -----------------------------------          ----------------------------------

DOMESTIC:

Cable Video Store, Inc.                                   Delaware
CPV Productions, Inc.                                     Delaware
Cyberspice, Inc.                                          Delaware
Graff Marketing Corp., Inc.                               Delaware
Guest Cinema, Inc.                                        Delaware
Magic Hour Productions, Inc.                              Delaware
Media Licensing, Inc.                                     Nevada
Pay-Per-View International, Inc.                          Delaware
Spector Entertainment Group, Inc.                         Delaware
American Gaming Network, Inc.                             Delaware
American Gaming Interactive, Inc.                         Delaware
Spice, Inc.                                               New York

FOREIGN:

Home Video Channel Limited                                    England and Wales
Danish Satellite T/V a/s                                      Denmark

                             GRAFF PAY-PER-VIEW INC.

                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                               FOR THE YEARS ENDED

                        DECEMBER 31, 1995, 1994 AND 1993

                          INDEX TO FINANCIAL STATEMENTS
                                  AND SCHEDULES

GRAFF PAY-PER-VIEW INC. AND SUBSIDIARIES

                                                                                     PAGE NUMBERS
                                                                                   -----------------
Report of Independent Accountants                                                        F-1

Consolidated Balance Sheets at                                                           F-4
December 31, 1995 and 1994

Consolidated Statements of Operations for the Years ended December 31, 1995,             F-5
1994 and 1993

Consolidated Statements of Stockholders' Equity                                       F-6 - F-7
for The Years Ended December 31, 1995, 1994 and 1993

Consolidated Statements of Cash Flows for the years ended December 31, 1995,          F-8 - F-9
1994 and 1993

Notes to the Consolidated Financial Statements                                       F-10 - F-32

Consolidated Financial Statement Schedule                                            F-33 - F-34


                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of
Graff Pay-Per-View Inc.:

     We have audited the consolidated financial statements and the financial statement schedule II of GRAFF PAY-PER-VIEW INC. and Subsidiaries (the "Company") as listed in the Index to Financial Statements and Schedules on page F-1 of this Form 10-K. These financial statements and financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We did not audit the financial statements or the financial statement schedule information of Spector Entertainment Group, Inc. a wholly-owned subsidiary, which statements reflect 15% of consolidated assets as of December 31, 1994, and 15% and 25% of consolidated revenues as of December 31, 1994 and 1993, respectively. Those statements were audited by other auditors, whose report, which has been furnished to us, includes an emphasis of a matter paragraph that describes the subsidiaries extensive transactions and relationships with related parties, and in our opinion, insofar as it relates to the amounts included for Spector Entertainment Group, Inc. is based solely on the report of the other auditors. We also did not audit the financial statements of CPV and Magic Hour Production, Inc., a wholly-owned subsidiary, which statements reflect 8% of consolidated revenues as of December 31, 1993. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for CPV and Magic Hour Productions, Inc. is based solely on the report of the other auditors.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of GRAFF PAY-PER-VIEW INC. and Subsidiaries as of December 31, 1995 and 1994, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. In addition, in our opinion, based upon our audits and the reports of the other auditors, the financial statement schedule II referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.


                                           COOPERS & LYBRAND L.L.P.

New York, New York
March 8, 1996 except for Note 2
and paragraph (a) and (e) of Note 6 as to which the dates are April 3, 1996, March 29, 1996 and April 10, 1996, respectively.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Spector Entertainment Group, Inc.:

In our opinion, the balance sheet at December 31, 1994 and the related statements of operations, of stockholders' equity and of cash flows for each of the two years in the period ended December 31, 1994 of Spector Entertainment Group, Inc. (not presented separately herein) present fairly, in all material respects, its financial position at December 31, 1994, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As described in Note 8 to the aforementioned financial statements, the Company is a member of a group of affiliated companies and, as disclosed in the financial statements, has extensive transactions and relationships with members of the group. Because of these relationships, it is possible that the terms of these transactions are not the same as those that would result from transactions among wholly unrelated parties.

We have not audited the financial statements of Spector Entertainment Group, Inc. for any period subsequent to December 31, 1994.



PRICE WATERHOUSE LLP
San Diego, California
March 30, 1995

                          INDEPENDENT AUDITOR'S REPORT

CPV (A California S Corporation)
1762 Westwood Boulevard

Suite 220
Los Angeles, CA  90024

We have audited the accompanying combined statement of operations of CPV (A California S Corporation) and Magic Hour Productions, Inc. as of December 31, 1993. This financial statement is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amount and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statement referred to above presents fairly, in all material respects, the combined financial position of CPV (A California S Corporation) and Magic Hour Productions, Inc., as at December 31, 1993, in conformity with generally accepted accounting principles.

Willing and Moser

Willing and Moser, An Accountancy Corp.
May 19, 1994


GRAFF PAY-PER-VIEW INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

Year Ended December 31,                                                        1995                 1994
=========================================================================================================
Assets:
Current assets:
   Cash and cash equivalents                                           $  1,483,088          $ 1,598,282
   Accounts receivable, less allowance for doubtful
     accounts $1,193,489 in 1995 and $336,823 in 1994                     7,835,696            9,082,458
   Income tax refunds receivable                                            570,000
   Film and CD-ROM costs, net                                               400,000              941,459
   Prepaid expenses and other current assets                              2,391,121            1,731,851
   Deferred subscription costs                                              511,368            1,053,043
   Due from related parties and officers                                    364,019
   Investment in TeleSelect, asset held for sale                          3,177,131
                                                                       ------------          -----------
                                 Total current assets                    16,732,423           14,407,093

Property and equipment                                                   70,770,526            7,281,200
Due from related parties                                                    621,293              542,931
Film and CD-ROM costs, net                                                                     2,316,306
Library of movies                                                         2,990,138            2,078,984
Cost in excess of net assets acquired, net of
   accumulated amortization of $1,269,633 in 1995 and
   $708,647 in 1994                                                      10,961,420           12,770,967
Other assets                                                                402,199            1,600,258
                                                                       ------------          -----------
                                 Total assets                          $102,477,999          $40,997,739
                                                                       ============          ===========

Liabilities and Stockholders' Equity Current liabilities:
   Current portion of obligations under capital leases                   $3,978,024               $6,120
   Current portion of long-term debt                                      2,540,444            4,432,949
   Royalties payable                                                      2,610,744            2,178,856
   Accounts payable                                                       3,721,815            2,927,173
   Accrued expenses payable                                               2,241,171            1,470,218
   Current portion of accrued restructuring costs                         2,205,009
   Deferred subscription revenue                                          2,336,952            3,191,256
                                                                       ------------          -----------
                                 Total current liabilities               19,634,159           14,206,572

Obligations under capital leases                                         56,230,294                7,565
Long-term debt                                                           16,896,686            3,191,028
Accrued restructuring costs                                               1,450,000
Deferred compensation                                                       197,919              132,366
                                                                       ------------          -----------
                                 Total liabilities                       94,409,058           17,537,531
                                                                       ------------          -----------
Commitments and contingencies (Note 9)
Stockholders' equity
   Preferred stock, $.01 par value; authorized 10,000,000
     shares, none were issued or outstanding
   Common stock, $.01 par value; authorized 25,000,000 shares;
     11,357,928 and 11,116,588 shares issued and outstanding  at
     December 31, 1995 and 1994, respectively                               113,579              111,166
    Additional paid-in capital                                           22,997,350           20,887,916
    Unearned compensation                                                (1,323,074)
    Accumulated (deficit) earnings                                      (13,437,775)           2,169,315
    Cumulative translation adjustments                                      209,609              291,811
                                                                       ------------          -----------
                                                                          8,559,689           23,460,208
    Stockholders' loan collaterilized by common stock                      (490,748)
                                                                       ------------          -----------
                  Total stockholders' equity                              8,068,941           23,460,208
                                                                       ------------          -----------
                  Total liabilities and stockholders equity'           $102,477,999          $40,997,739
                                                                       ============          ===========


         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.



GRAFF PAY-PER-VIEW INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31,                                                         1995              1994             1993
=========================================================================================================================
Revenues                                                                 $ 51,057,543       $50,656,316      $27,362,121
                                                                         ------------       -----------      -----------
Expenses:

  Cost of goods sold                                                        1,429,355           787,417        1,092,933
  Salaries, wages and benefits                                             11,684,727         8,386,364        6,278,355
  Producer royalties and library amortization                               6,662,111         7,096,070        4,075,426
  Satellite costs                                                          12,837,849        13,264,340        8,239,326
  Selling, general and administrative expenses                             18,327,746        13,883,091        8,526,488
  Depreciation of fixed assets and amortization of goodwill                 2,807,812         1,769,958        1,103,222
  Restructuring charges                                                     3,655,010
  Provision for write down of:
    Investment in AGN                                                       2,038,750
    Goodwill related to Guest Cinema                                          871,289
    Film and CD-ROM costs                                                   3,967,252
                                                                         ------------       -----------      -----------
                        Total operating expense                            64,281,901        45,187,240       29,315,750
                                                                         ------------       -----------      -----------
                        Total income (loss) from operations               (13,224,358)        5,469,076       (1,953,629)

Interest expense                                                            1,234,607           499,582          468,707

Minority interest HVC                                                                           500,255
                                                                         ------------       -----------      -----------

Income (loss) before provision for income taxes and equity in
undistributed earnings of foreign investee                                (14,458,965)        4,469,239       (2,422,336)

Provision for income taxes (benefit)                                          667,525         1,302,883          (49,054)

Equity in the undistributed earnings of HVC, net of the
   amortization of goodwill amounting to $178,518 and
   deferred income taxes of $155,554 in 1993                                                                       4,198
                                                                         ------------       -----------      -----------
                         Net income (loss)                               ($15,126,490)       $3,166,356      ($2,369,084)
                                                                         ============       ===========      ===========
Earnings Per Share
    Primary                                                                    ($1.29)            $0.27           ($0.26)
                                                                         ============       ===========      ===========
    Fully Diluted                                                                                 $0.26
                                                                                            ===========
Weighted average number of shares outstanding,
    Primary                                                                11,747,243        11,909,359        8,953,809
                                                                         ============       ===========      ===========
    Fully Diluted                                                                            12,214,859
                                                                                            ===========


             THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.



GRAFF PAY-PER-VIEW INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
=======================================================================================

                                                                           Additional
                                                             Common           Paid-in        Unearned
                                                             Stock            Capital     Compensation
                                                        ---------------  --------------  -----------------
Balance at January 1, 1993                                  $ 68,804     $ 2,646,562
Shares issued in connection with the AEC merger                8,200          31,800
Shares issued in connection with the private
    placement of 375,000 units, net of costs
    totaling $425,444 and other warrants                      13,361       4,803,094
Issuance of shares for the purchase of a 25%
    interest in The Home Video Channel
    Limited ("HVC")                                            2,690       1,435,748
Issuance of CPV shares to officer as salary                    3,380         336,620
Shares issued as compensation for services
    rendered by consultants                                       79          37,882
Contributed services by former AEC shareholders                              115,700
Shares issued to purchase a library of movies                    375         199,625
Distribution by SEG to  its former shareholders
Net loss for the year
Foreign currency translation adjustment
Treasury Stock at cost, 12,500 shares
                                                            --------     -----------
Balance at December 31, 1993                                  96,889       9,607,031
Issuance of shares in connection with the purchase of
    a 100% interest in PSP Holding Inc. ("PSP")
    and PSP Communications                                     1,375       1,045,499
Exercise of warrants in connection with the private
    placement offering of 500,000 units and other
    warrants                                                   6,004       2,602,166
Exercise of employee stock options                               192          63,744
Shares issued in connection with a conversion
    of a convertible note                                        703         418,297
Capital contribution in connection with the merger of AEC                  1,165,284
Issuance of shares as compensation for services rendered          50          37,450
Contributed services by AEC shareholders                                     277,600
Sale of Treasury Stock                                           125          75,540
Issuance of shares in connection with the purchase
    of the remaining 49% interest in HVC                       5,828       5,595,305
Net income for the year
Foreign currency translation adjustment
                                                            --------     -----------
Balance at December 31, 1994                                 111,166      20,887,916

============================================================================================================================
                                                                                 Foreign
                                                                                 Currency
                                                               Accumulated      Translation     Stock in
                                                                 Deficit         Adjustment     Treasury            Total
                                                              -------------    -------------    ---------        -----------

Balance at January 1, 1993                                      $1,590,043                                        $4,305,409
Shares issued in connection with the AEC merger                                                                       40,000
Shares issued in connection with the private
    placement of 375,000 units, net of costs
    totaling $425,444 and other warrants                                                                           4,816,455
Issuance of shares for the purchase of a 25%
    interest in The Home Video Channel
    Limited ("HVC")                                                                                                1,438,438
Issuance of CPV shares to officer as salary                                                                          340,000
Shares issued as compensation for services
    rendered by consultants                                                                                           37,961
Contributed services by former AEC shareholders                                                                      115,700
Shares issued to purchase a library of movies                                                                        200,000
Distribution by SEG to  its former shareholders                  (218,000)                                          (218,000)
Net loss for the year                                          (2,369,084)                                        (2,369,084)
Foreign currency translation adjustment                                          ($23,604)                           (23,604)
Treasury Stock at cost, 12,500 shares                                                           ($50,000)            (50,000)
                                                                ----------        --------      -----------       ----------
Balance at December 31, 1993                                     (997,041)        (23,604)       (50,000)          8,633,275
Issuance of shares in connection with the purchase of
    a 100% interest in PSP Holding Inc. ("PSP")
    and PSP Communications                                                                                         1,046,874
Exercise of warrants in connection with the private
    placement offering of 500,000 units and other
    warrants                                                                                                       2,608,170
Exercise of employee stock options                                                                                    63,936
Shares issued in connection with a conversion
    of a convertible note                                                                                            419,000
Capital contribution in connection with the merger of AEC                                                          1,165,284
Issuance of shares as compensation for services rendered                                                              37,500
Contributed services by AEC shareholders                                                                             277,600
Sale of Treasury Stock                                                                             50,000            125,665
Issuance of shares in connection with the purchase
    of the remaining 49% interest in HVC                                                                           5,601,133
Net income for the year                                          3,166,356                                         3,166,356
Foreign currency translation adjustment                                            315,415                           315,415
                                                                ----------        --------      -----------       ----------
Balance at December 31, 1994                                     2,169,315         291,811        0               23,460,208


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.


GRAFF PAY-PER-VIEW INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Continued

YEARS ENDED DECEMBER 31, 1995,  1994 AND 1993

=================================================================================================

                                                                      Additional
                                                         Common        Paid-in        Unearned
                                                         Stock         Capital      Compensation
                                                        --------     -----------    ------------
Shares issued in connection with the exercise of
   employee options                                           82          31,643
Shares issued in connection with the
   settlement of a consultancy agreement                     210         223,790
Contributed services by shareholders                                      46,300
Capital contribution in connection with the AEC merger                    25,733
Restricted stock granted to executive officers             1,770       1,524,855      (1,323,074)
Distribution by SEG to its former shareholders
Shares issued as compensation for services rendered
    and bonuses to employees                                 201         148,513
Shares issued in connection with library purchases           150         108,600
Net loss for the period
Foreign currency translation adjustment
                                                        --------     -----------     -----------
                                                         113,579      22,997,350      (1,323,074)
Less shareholders' loans
                                                        ========     ===========     ===========
Balance at December 31, 1995                            $113,579     $22,997,350     ($1,323,074)
                                                        ========     ===========     ===========


===================================================================================================================
                                                                               Foreign
                                                                               Currency
                                                           Accumulated       Translation    Stock in
                                                            Deficit          Adjustment     Treasury      Total
                                                           -----------      -------------  -----------  -----------

Shares issued in connection with the exercise of
   employee options                                                                                          31,725
Shares issued in connection with the
   settlement of a consultancy agreement                                                                    224,000
Contributed services by shareholders                                                                         46,300
Capital contribution in connection with the AEC merger                                                       25,733
Restricted stock granted to executive officers                                                              203,551
Distribution by SEG to its former shareholders                (480,600)                                    (480,600)
Shares issued as compensation for services rendered
    and bonuses to employees                                                                                148,714
Shares issued in connection with library purchases                                                          108,750
Net loss for the period                                    (15,126,490)                                 (15,126,490)
Foreign currency translation adjustment                                       (82,202)                      (82,202)
                                                          ------------       --------      -----------  -----------
                                                           (13,437,775)       209,609          0          8,559,689
Less shareholders' loans                                                                                   (490,748)
                                                          ============       ========      ===========  ===========
Balance at December 31, 1995                              ($13,437,775)      $209,609         $0         $8,068,941
                                                          ============       ========      ===========  ===========


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.



GRAFF PAY-PER-VIEW INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31,                                                           1995                 1994             1993
=============================================================================================================================
Cash flows from operating activities:
  Net income (loss)                                                     ($15,126,490)          $3,166,356       ($2,369,084)
                                                                        ------------           ----------       -----------
  Adjustments to reconcile net income (loss) to net cash provided by
    (used in) operating activities:

   Special Items
            Provision for write down of goodwill related to PSP
              Holding, Inc.  acquisition                                     871,289
            Provision for write down of Film and CD-ROM costs              3,967,252
            Provision for restructuring costs                              3,655,009
            Provision for reserve against investment in American
              Gaming Network                                               2,038,750
    Depreciation and amortization of fixed assets                          1,892,984            1,239,829           931,682
    (Gain) loss on sale of property and equipment                            (12,300)            (189,495)           52,000
    Amortization of goodwill and other intangibles                           913,972              530,129         1,268,823
    Amortization of films and CD-ROM cost                                  1,680,441            1,299,476           553,723
    Amortization of library of movies                                      1,539,096               43,025           (25,480)
    Provision for bad debts                                                  856,666               86,973            95,000
    Decrease  in income tax (benefit) provision, net                        (570,000)                              (128,354)
    Amortization of debt discounts and deferred financing costs               50,000                                 59,582
    Compensation satisfied through the issuance of common stock              576,265               55,500           352,000
    Charge for contributed services                                           72,033              277,600           115,700
    Deferred compensation expense                                             65,553               65,553            53,904
    Subscription revenues received in advance                               (854,304)             463,773           394,000
    Minority interest                                                                             500,255
    Undistributed earnings of HVC                                                                                    (4,198)
    Other, net                                                                                                      (13,527)
    Changes in assets and liabilities (excluding the effects of acquisitions):
            Decrease (increase) in accounts receivable                       390,096           (4,396,391)       (1,213,821)
            (Increase) decrease in prepaid expenses and other
              current assets                                                (659,270)             165,918           689,593
            Decrease (increase) in deferred subscription costs               541,675              (88,213)
            (Increase) in film and CD-ROM costs                           (2,789,928)          (3,183,280)       (1,055,492)
            Decrease (increase) in other assets                              520,143             (771,531)         (378,938)
            Increase (decrease) in royalties  payable                        431,888           (1,565,471)        1,036,729
            Increase in accounts payable and accrued expenses              1,475,595               25,513           931,678
            Decrease in advance                                                                  (275,000)
            Increase in security deposit                                                          (75,000)         (160,743)
                                                                        ------------           ----------       -----------
              Total adjustments                                           16,652,905           (5,790,837)        3,553,861
                                                                        ------------           ----------       -----------
              Net cash provided by (used in) operating activities          1,526,415           (2,624,481)        1,184,777
                                                                        ------------           ----------       -----------
   Investing activities:
            Investment in subsidiaries and J.V.                           (3,655,881)          (1,132,453)       (2,869,749)
            Purchase of property and equipment                            (5,258,323)          (3,394,207)       (1,633,170)
            Proceeds from sale of property and equipment                       9,100              781,500           177,900
            Purchase of contract rights from TVN                                                                   (900,000)
            Purchase of rights to libraries of movies                     (2,341,500)          (1,592,609)          (45,500)
                                                                        ------------           ----------       -----------
              Net cash used in investing activities                      (11,246,604)          (5,337,769)       (5,270,519)
                                                                        ------------           ----------       -----------
   Financing activities:
            Proceeds from issuance of common stock and detachable
              warrants                                                        31,725            2,672,106         4,856,454
            Proceeds from issuance of long-term debt                      13,415,000            7,220,930         1,494,980
            Proceeds from sale of treasury stock                                                  125,665
            Additional capital contribution in connection with
              the merger of AEC                                                                 1,165,284
            (Increase) decrease in loans receivable from related
              parties                                                     (1,381,329)             360,375          (251,133)
            Repayment of long-term debt                                   (2,434,001)          (3,386,704)       (1,375,202)
            Distribution to former shareholders of SEG                       (26,400)                              (218,000)
            Payment of deferred financing and acquisition costs                                                      10,064
            Dividends paid to minority shareholders of HVC                                       (848,304)
                                                                        ------------           ----------       -----------
              Net cash provided by financing activities                    9,604,995            7,309,352         4,517,163
                                                                        ------------           ----------       -----------
              Net increase (decrease) in cash and cash
                equivalents                                                 (115,194)            (652,898)          431,421
                                                                        ------------           ----------       -----------
            Cash and cash equivalents, beginning of the year               1,598,282            2,251,180         1,819,759
                                                                        ============           ==========       ===========
              Cash and cash equivalents, end of the year                  $1,483,088           $1,598,282        $2,251,180
                                                                        ============           ==========       ===========
            Supplemental disclosure of cash flow information:
              Cash paid during the year for:
                     Interest                                             $1,322,557             $358,252          $337,737
                                                                        ============           ==========       ===========
                     Income taxes                                         $1,256,398             $916,636          $128,766
                                                                        ============           ==========       ===========

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.



GRAFF PAY-PER-VIEW INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONTINUED)

Years Ended December 31,                                            1995                 1994                  1993
===================================================================================================================
Supplemental schedule of non-cash investing and
  financing activities
Capital Lease Obligations (Note 7)                           $60,126,787
  Fair market value of 50,000 and 15,000 shares
  issued to purchase foreign library rights in 1993 and
  1995, respectively                                            $108,750                                   $200,000
Fair market value of shares issued as
  compensation for services rendered by a consultant                                  $37,500               $25,961
Acquired investment in AGN through issuance of
  notes payable                                                 $740,000
Distributions to former shareholders in the form
  of property and equipment and the eliminations
  of amounts owed from shareholders                             $454,200
Issuance of 177,000 common shares to senior
  management of which, $203,550 was recognized as
  compensation expense at December 31, 1995                   $1,526,625
Acquired 100,000 shares of Multimedia Games'
  common stock through issuance of a note payable               $200,000
Acquired equipment through the issuance of a note
  payable                                                                             $38,553              $215,927
Acquired rights to a library of movies through
  trade debt                                                                                               $112,500
Convertible debentures and accrued interest
  converted into GPPV's common shares                                                $419,000
Deferred acquisition costs reclassified to
  investment in HVC upon the consummation of the acquisition                                               $223,122
Fair market value of 582,820 common shares in
  1994 and 200,004 in 1993 issued in connection with the
  acquisition of HVC, Ltd.                                                         $5,601,133            $1,000,000
Fair market value of 12,500 common shares issued
  in connection with the purchase of PSP
  Communications, Inc.                                                                $93,750
Fair market value of 125,000 common shares issued
  in connection with the purchase of PSP Holding, Inc.                               $953,125
Fair market value of 69,000 shares issued to
  obtain the services of a financial advisor with respect
  to purchasing future shares of HVC                                                                       $438,437
Issued common stock as compensation to CPV officers                                                        $340,000
Liabilities assumed from the purchase of PSP Holdings                                 $75,000
Liabilities assumed from the purchase of HVC Ltd.                                    $342,278
Notes receivable forgiven in connection with the
  purchase of PSP Holdings and PSP Communications                                    $106,298
Foreign currency translation adjustment                         ($82,202)            $315,415              ($23,604)


               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GRAFF PAY-PER-VIEW INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================
1. ORGANIZATION

     Graff Pay-Per-View Inc. and its subsidiaries (collectively "Graff" or the "Company") is a diversified media entertainment company which owns and operates television networks in North America and Europe, provides telecommunications and television production services principally to the pari-mutuel wagering industry, produces and distributes television programs and motion pictures and together with partners, is developing emerging video delivery systems. Certain activities have been curtailed as a result of the restructuring (Note 12).

     Formed in 1987, the Company is a leading provider of pay-per-view entertainment networks. The Company operates and distributes SPICE and THE ADAM & EVE CHANNEL (collectively, the "SPICE Networks"), two domestic pay-per-view programming services with access to over 18.3 million cable, direct-to-home ("DTH") and direct broadcast satellite ("DBS") subscribers. In Europe, the Company operates and distributes two subscription networks, THE ADULT CHANNEL ("TAC") and EUROTICA which have approximately 172,000 and 7,000 subscribers, respectively. In addition, the Company holds a majority interest in a partnership which owns and operates CABLE VIDEO STORE ("CVS"), a domestic hit movie pay-per-view service with access to approximately 2.5 million subscribers and THE HOME VIDEO CHANNEL, a subscription movie service in the United Kingdom with approximately 71,000 subscribers. Through its wholly-owned subsidiary Spector Entertainment Group, Inc. ("SEG"), the Company is the full service turnkey provider of telecommunications, television production and related services to the pari-mutuel wagering, sports, entertainment, and other industries.

     In 1995, approximately 44% of total consolidated revenues was from the United States and the United Kingdom cable operators, 28% of total revenue was from the DTH market and 28% of the total revenue was from worldwide programming distribution and other sources.

     The Company experienced a loss of approximately $15.1 million in the year ended December 31, 1995. The Company analyzed all its business units and determined in December 1995 that certain actions had to be taken to conserve cash and to return to profitability. These actions included the following: ceasing production of and distribution of movies and television programs and write-down of approximately $4.0 million of accumulated film and CD-ROM costs (Note 4); suspending distribution of its hotel/motel pay-per-view technology related to Guest Cinema and writing down associated goodwill of approximately $0.9 million (Note 2); ceasing the Company's involvement in a venture to develop and promote high stakes proxy play Class II tribal bingo games and writing off its investment in the joint venture of approximately $2.0 million (Note 2). The Company also reviewed all of its operations and restructured its operating units to reduce overhead and labor costs, resulting in a charge for restructuring of approximately $3.7 million (Note 13).

     On March 6, 1996 the Company entered into a partnership with WilTech Cable Television, Inc. ("WCTV"), a subsidiary of The Williams Companies, Inc. to operate CVS, and plans to transition the network to an enhanced pay-per-view network employing video file servers. WCTV has committed to advance approximately $2.6 million in cash and credit to the

GRAFF PAY-PER-VIEW INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
================================================================================

joint venture for working capital and product development and has an option to purchase up to 80% of the joint venture. WCTV currently owns 25% of the joint venture.

     Management believes that theses actions and certain other reductions in overhead and labor costs will improve cash flows and operating results.

2. ACQUISITIONS AND JOINT VENTURES

Spector Entertainment Group

     On August 31, 1995, pursuant to a Merger Agreement and Plan of Reorganization by and among SEG, Edward M. Spector, the Company and a newly-formed wholly-owned subsidiary, the subsidiary was merged into SEG and the surviving corporation (which will continue under the name Spector Entertainment Group, Inc.) became a wholly-owned subsidiary of the Company (the "Spector Merger"). After the Spector Merger, Edward M. Spector was elected to the Company's Board of Directors. The former SEG shareholders received in the Spector Merger an aggregate of 700,000 shares (the "Shares") of the Company's common stock, par value $.01 ("common stock"). This transaction was accounted for as a pooling of interest whereby the financial statements for all prior periods to the combination were restated to reflect the combined operations. On October 1, 1995, TX Media was issued 18,940 shares of the Company's common stock with a market value of $7.25 for a finder's fee in connection with the SEG Merger.

     The former SEG shareholders also own United Transactive Systems, Inc. ("UTI") (formerly known as Spector Information Systems, Inc.) which holds an interest in a partnership with Medtech Broadcast Inc. This partnership was formed to distribute information, news and other programming using a proprietary point to multi point secure data distribution system. Pursuant to a letter agreement dated August 13, 1995 as amended by a letter agreement dated August 31, 1995 between UTI shareholders and the Company, the UTI shareholders granted the Company an option to acquire the UTI stock in exchange for no less than 100,000 shares of the Company's common stock and no more than 300,000 shares of the Company's common stock plus the number of shares equal to 25% multiplied by UTI's earnings before interest, taxes and depreciation in excess of $400,000 for the preceding 12 month period. If the Company does not exercise its option, the UTI shareholders may put the UTI shares to the Company as defined for the number of shares of common stock as determined under the foregoing formula. As of December 31, 1995, the Company has not exercised its option and the UTI shareholders have not exercised their put. If the put provided for in this letter agreement is exercised, the Company would be obligated to issue a minimum of 100,000 shares of the Company's common stock, at a fair market value of $463,00 as of December 31, 1995. The technology acquired would then be amortized up to a period of 7 years.

GRAFF PAY-PER-VIEW INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
================================================================================

     SEG leases office space from Margate Associates, a general partnership wholly-owned by the former SEG stockholders. The lease, which expires May 31, 2003, currently provides for monthly payments of $18,100 through May, 1996, increasing thereafter. This transaction was entered into prior to the SEG Merger.

     SEG leases certain operating equipment from Sportsat II, Ltd. ("Sportsat"), a limited partnership wholly-owned by a former stockholder of SEG. The lease expires on December 31, 1999 and the monthly lease payment is $12,500. This transaction was entered into prior to the SEG Merger.

Adam & Eve Communications, Inc.

     On April 13, 1995, pursuant to a Merger Agreement and Plan of Reorganization Adam & Eve Communications, Inc. ("AEC") merged with and into SPICE (the "AEC Merger"). Prior to the AEC Merger, AEC owned and operated The Adam & Eve Channel, the third largest adult pay-per-view network in the United States with approximately three million addressable cable homes and over two million DTH satellite users. In consideration of the AEC Merger, the AEC shareholders received 820,000 shares of the Company's common stock. This transaction was accounted for as a pooling of interest whereby the financial statements for all prior periods to the combination were restated to reflect the combined operations.

     During the first quarter of 1995, former shareholders of AEC provided the Company with management, consulting accounting and advisory services free of charge. The Company has recorded a charge of $46,300 to operations and a corresponding increase to additional paid-in capital for the cost of these services for the year ended December 31, 1995.

     The results of operations for 1995 were restated to reflect the operating results of AEC and SEG, which were acquired in 1995, for the period from January 1, 1995 to the date of consummation of the acquisitions. AEC resulted in the restatement of revenue of $1,002,819 and a net loss of $44,089. SEG resulted in the restatement of revenue of $4,890,089 and a net income of $374,011.

     The following reconciles revenue and earnings as previously reported by the Company with the combined amounts currently presented in the Statements of Operations.



YEAR ENDED DECEMBER 31, 1994
                                     GRAFF
                                 PAY-PER-VIEW          AEC              SEG            RESTATED
                                     INC.
                                 -------------      ----------       ----------       -----------
REVENUE                            $40,359,404      $2,872,548       $7,424,364       $50,656,316
NET INCOME (LOSS)                   $3,800,118      ($846,633)          212,871         3,166,356
EARNINGS PER SHARE -
  PRIMARY                                $0.37                                              $0.27
WEIGHTED AVERAGE OF
  NUMBER OF SHARES
  OUTSTANDING - PRIMARY             10,389,359         820,000          700,000        11,909,359

GRAFF PAY-PER-VIEW INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
================================================================================


YEAR ENDED DECEMBER 31, 1993
                                     GRAFF
                                 PAY-PER-VIEW          AEC              SEG            RESTATED
                                     INC.
                                 -------------      ----------       ----------       -----------
REVENUE                            $20,527,725          0            $6,834,396       $27,362,121
NET INCOME (LOSS)                  ($2,273,484)      ($320,180)        $224,580       ($2,369,084)
EARNINGS PER SHARE -
  PRIMARY                               ($0.31)                                            ($0.26)

WEIGHTED AVERAGE OF
  NUMBER OF SHARES
  OUTSTANDING - PRIMARY              7,433,809         820,000          700,000         8,953,809


The Home Video Channel Limited

     On January 22, 1993, the Company entered into an Investment and Option Agreement (the "Agreement") with The Home Video Channel Limited ("HVC"), a corporation registered in England and Wales.

     Pursuant to the Agreement, the Company acquired 10,001 shares of HVC, a 25% interest, for $2,000,000 in cash and 200,004 shares of the Company's common stock valued at $1,000,000. On December 16, 1993, the Company acquired an additional 10,399 shares, constituting an additional 26% interest in HVC for $1,458,000 in cash. On December 27, 1994, the Company purchased 19,600 shares constituting the remaining 49% interest in HVC for $1,132,000 in cash and 582,820 shares of the Company's common stock valued at $5,600,000. The Company is now the sole stockholder of HVC.

CPV Productions, Inc.

     On May 27, 1994, the Company acquired all of the outstanding common stock of CPV Productions, Inc. ("CPV") and its wholly-owned subsidiary, Magic Hour Productions, Inc. ("MH") in exchange for 845,000 shares of the Company's common stock in a business combination accounted for as a pooling of interest. Historical financial statements have been restated to include CPV.

Guest Cinema, Inc.

     In January 1994 the Company acquired through the merger of PSP Holding, Inc. ("PSP") into its wholly-owned subsidiary, Guest Cinema, Inc., a hotel/motel pay-per-view system. The

GRAFF PAY-PER-VIEW INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
================================================================================

Company suspended distribution of this system because the Company projects that the technology will not generate future cash flows sufficient to support its investment. The Company has incurred an approximate $0.9 million expense attributable to the write-down of goodwill created on the acquisition of PSP.

American Gaming Network, J.V.

     Pursuant to a joint venture agreement dated June 28, 1995, the Company formed American Gaming Network, J.V.("AGN") with TV Games, Inc., a wholly-owned subsidiary of Multimedia Games, Inc. ("MMG"), a publicly held company in the business of gaming, to develop and promote high stakes proxy play Class II tribal bingo games and other interactive gaming products. The Company invested $1,370,000 in AGN. It was envisioned that if the parties agreed on a business plan, the Company would provide or arrange for additional funding.

     On December 11, 1995 the parties executed a letter agreement modifying the Joint Venture Agreement. The parties were unable to agree on a strategy or a business plan for the next twelve months. The parties are currently in negotiations to settle their differences. There are no assurances that the Company will recoup its investment in AGN and, therefore, has written off its investment in 1995.

     The Company issued a $275,00 note in connection with the purchase of 100,00 shares of MMG's stock.

     MMG's stock is traded on NASDAQ and there is no assurance that the shares the Company owns will be registered or will have a buyer in the near future. The Company has written off the investment in MMG in 1995.

TeleSelect B.V.

     The Company, Philips Media B.V. ("Philips") and Royal PTT Netherlands NV ("KPN") established TeleSelect B.V. ("TeleSelect"), a Netherlands joint venture, to create joint ventures with European cable operators to enable them to provide conditional access services such as pay-per-view, near video on demand and electronic retailing to their subscribers. On April 3, 1996 the Company sold its TeleSelect interest to Philips and KPN for approximately $3.2 million, which was equal to the interest's net book value.

GRAFF PAY-PER-VIEW INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
================================================================================

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated. Investments in which the Company has less than 20% ownership interest have been accounted for under the cost method of accounting.

Risks and Uncertainties

     The accompanying financial statements have been prepared assuming that the Company will be able to meet its obligations in the ordinary course of business. The Company has incurred a $13,224,358 loss from operations, of which $10,532,301 is of a non-recurring nature. In addition, the Company's revolving credit line amounting to $14,880,000 at December 31, 1995 matures January 2, 1997(see Note 6). Although the Company does not currently have the resources available to meet this obligation, management is presently seeking to restructure its principal financial obligations. Management believes that the actions taken (see Note 1) and certain planned reductions in overhead and labor costs will contribute towards achieving improved cash flows and operating results.

     The Telecommunication Act of 1996 (the "Act") contains certain provisions which may adversely impact the Company. The Act would significantly limit the hours of broadcast of sexually explicit programming and adversely affect the SPICE Networks. The SPICE Networks account for a significant portion of the Company's revenues and a high percentage of its income from operations and cash flows. The Company, among others, has requested and was granted a temporary restraining order enjoining enforcement of the Act. If the Act is enforced, the Company's revenues, operating income and cash flows will be adversely affected. The amount of the reduction depends on several factors and is impossible to determine at this time.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

     The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

GRAFF PAY-PER-VIEW INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
================================================================================

Concentration of Credit Risk

     The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and trade receivables.

     The Company's trade receivables are from a broad base of cable operators and various pari-mutuel establishments. The Company routinely assesses the financial strength of these debtors. Accordingly, concentration of credit risk is limited. The Company's cash is deposited in major banks, thereby limiting credit risk.

Valuation of Long-Term Assets

     The Company periodically accesses the possible impairment of its long-term assets by comparing the sum of the undiscounted projected future cash flows attributable to each business unit to the carrying value of the assets of that business unit. Projected future cash flows for each business unit are estimated for a period approximating the remaining lives of that business unit's long-lived assets, based on earnings history, market conditions and assumptions reflected in internal operating plans and strategies.

Cost in Excess of Net Assets Acquired (Goodwill)

     This represents the cost over the fair value of net assets acquired in business combinations accounted for as a purchase. This asset is generally being amortized on a straight line basis over periods of up to 20 years. Goodwill is reviewed for impairment whenever events or changes in circumstances indicate that the carrying value amount may have been impaired. If the sum of the future cash flows is less than the carrying amount of the asset, a loss is recognized.

Property and Equipment

     Property and equipment, including major capital improvements, are recorded at cost. The cost of maintenance and repairs is charged against results of operations as incurred. Depreciation is charged against results of operations using the straight line method over the estimated useful lives of the related assets. Equipment leased under capital leases are amortized over the lives of the respective leases. Improvements to leased property are amortized over the life of the lease or the life of the improvement, whichever is shorter. Sales and retirements of depreciable property and equipment are recorded by removing the related cost and accumulated depreciation from the accounts. Gains or losses on sales and retirements of property and equipment are reflected in results of operations.

GRAFF PAY-PER-VIEW INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
================================================================================

Revenue Recognition

     Pay-per-view revenues are recognized in the periods in which the films or events are aired by the cable systems which have license agreements with the Company.

     Subscription revenues are deferred and amortized over the life of the subscription. At December 31, 1995 and 1994 deferred subscription revenues were $2,336,952 and $3,191,256, respectively.

     Deferred subscription costs of $511,368 and $1,053,043 at December 31, 1995 and 1994, respectively, are deferred and amortized over the life of the subscription.

     CPV recognizes revenues in accordance with Statement if Financial Accounting Standards ("FFAS") No. 53, Financial Reporting by Producers and Distributors of Motion Picture Films. Revenue is recognized when films rights are distributed. CPV recognizes revenue from the sale of video cassettes and CD-ROMs when units are shipped.

     SEG recognizes revenue when services are performed. A substantial part of SEG's revenues are generated under long-term contracts with remaining terms from 1 to 7 years. SEG provides services for all the customers' scheduled events under these non-cancelable contracts for the term of the contract.

Producer Royalties

     The Company has entered into contractual agreements with producers or film makers in order to obtain the rights to license films or events to the cable systems, home backyard satellite dish market and hotels. The producer agreements require that royalties be paid on the basis of either a percentage of the revenues ("the producer royalty splits") or a flat fee for a specified period, generally one or two years. The producer royalty splits are recorded in the period the film or event is exhibited. Royalties paid on a flat fee basis are amortized by the straight-line method over the term of the licensing period.

Amortization of Film and CD-ROM Costs

     Film and CD-ROM costs are amortized using the income forecast method.

Net Income (Loss) per Share:

     The computations of primary and fully diluted earnings (loss) per share are based upon the weighted average number of shares outstanding during the periods presented, after giving effect to the potential dilutive effect, if any, of common stock equivalents and excludes those

GRAFF PAY-PER-VIEW INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
================================================================================

securities whose conversion, exercise or other contingent issuance would have the effect of increasing the earnings-per-share amount.

Foreign Currency Translation

     Assets and liabilities in foreign currencies are translated into United States dollars at the exchange rate existing at the balance sheet date. Revenues and expenses are translated at average rates for the period. The net exchange differences resulting from these translations are recorded as a separate component of stockholders' equity. The excess cost over the Company's share in the net book value in the foreign investee has been considered as a foreign currency denominated asset in applying Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation".

Income Taxes

     The Company uses the liability method of accounting for income taxes, as set forth in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Under this method, deferred income taxes, when required, are provided on the basis of the differences between the financial-reporting and income-tax bases of assets and liabilities at the statutory rates enacted for future periods.

Reclassifications

     Certain amounts for previous years have been reclassified to conform with the 1995 presentation.

4.  FILM AND CD-ROM COSTS

Film and CD-ROM costs consists of the following:

DECEMBER 31,                                     1995                 1994
- -----------------------------------------------------------------------------

Films and CD-ROMs released                    $8,071,172           $5,007,082
Films and CD-ROMs not released                   290,168              465,786
Films and CD-ROMs in process                           0               98,544
                                              ----------           ----------
                                               8,361,340            5,571,412
Less Amortization                              3,994,088            2,313,647
Reduction to net realizable value              3,967,252
                                              ----------           ----------
                                                 400,000            3,257,765
Less current portion                             400,000              941,459
                                              ==========           ==========
Long-term portion                                     $0           $2,316,306
                                              ==========           ==========

GRAFF PAY-PER-VIEW INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
================================================================================

     Prior to the restructuring, the Company created, produced and distributed movies and television programs. The Company has suspended production of movies due to current capital requirements. The Company will continue to license and distribute its library. The Company has valued the library based on undiscounted projected future cash flows at $400,000.

5.  PROPERTY AND EQUIPMENT

Property and equipment consist of the following:



DECEMBER 31,                                                            1995                1994
- ---------------------------------------------------------------------------------------------------
                                     Useful Lives in Years
                                     ---------------------
Satellite transponders                        12                    $58,663,078                  $0
Equipment                                    5-10                    14,642,291           9,897,813
Furniture and fixtures                         7                        830,619             517,813
Leasehold improvements             Life of lease or shorter           2,703,157           1,111,593
                                                                    -----------         -----------
                                                                     76,839,145          11,527,219
Less, accumulated
  depreciation and
  amortization                                                        6,068,619           4,246,019
                                                                    ===========         ===========
                                                                    $70,770,526         $ 7,281,200
                                                                    ===========         ===========


     Certain of the aforementioned equipment having a net book value of $60,260,366 and $255,511 is collateral for the equipment loans and capital leases at December 31, 1995 and 1994, respectively.

     All of the assets of SEG including Property and Equipment having a net book value of $4,214,380 and $4,154,722 is collateral for the loans from Imperial Bank at December 31, 1995 and 1994, respectively.

6.  LONG-TERM DEBT

Long-term debt consists of the following:


         DECEMBER 31,                        1995             1994
         ------------------------------------------------------------
         9.9% note payable               $   637,500       $  862,500

         Revolving credit line(a)         14,880,000        2,565,000

         10% note payable                    130,052          175,356

         11% note payable                    125,000          125,000

         11% note payable                                      54,173

         8% note payable(b)                  178,122          178,122

         8.75% note payable                                   776,326

         Notes payable(d)                  2,711,456        2,887,500

         Notes payable(e)                    775,000

                                         -----------       ----------
                                          19,437,130        7,623,977
         Less current portion              2,540,444        4,432,949
                                         -----------       ----------
         Long-term portion               $16,896,686       $3,191,028
                                         ===========       ==========

GRAFF PAY-PER-VIEW INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
================================================================================


     The aggregate principal payments of the aforementioned long-term debt maturing in each of the year's subsequent to December 31, 1995, including estimated payments on debt with contingent terms, are as follows:

         Years Ending
         December 31,                             Payment
         ------------                           -----------
             1996                               $ 2,540,444
             1997                                15,451,959
             1998                                 1,357,933
             1999                                    86,794
                                                -----------
                      Total                     $19,437,130
                                                ===========

(a) On October 21, 1994 the Company entered into a loan agreement with Midlantic National Bank N.A. ("Midlantic"). The loan agreement includes a term loan with a principal sum of $900,000 and a revolving credit line of $15,000,000, of which $120,000 was available on December 31, 1995. The term loan bears interest at 9.90% and is repayable in forty-eight monthly payments of $18,750. Interest on the revolving credit line is based on either prime plus 1% or the 30, 60, or 90 day LIBOR plus 3% as selected by the Company at the time of each draw-down. Interest payments are made quarterly and the revolving credit line will expire on December 31, 1996. On December 31, 1995 the interest rate was 8.625%. The term loan and revolving credit line are collateralized by the stock of the Company's subsidiaries excluding SEG.

     The Company violated certain financial covenants under the loan agreement as of December 31, 1995. Pursuant to the Third Amendatory Agreement dated March 29, 1996, Midlantic waived these violations on March 29, 1996, eliminated most of the financial covenants for the balance of the loan's term and extended the term of the loan until January 2, 1997.

     Under the two covenants of the Third Amendatory Agreement, the Company must maintain a consolidated net worth of $6,750,000 at December 31, 1995, $5,750,000 from January 1, 1996 through June 29, 1996 and $6,000,000 thereafter and maintain certain levels of cash flow, as defined.

GRAFF PAY-PER-VIEW INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
================================================================================

(b) Prior to the acquisition of CPV, a former shareholder of CPV and officer of the Company, provided loans to CPV to fund its working capital needs. The loan balance and accrued interest of $206,720 at December 31, 1995 is scheduled for payment in 1996, along with any additional accrued interest expense.

(c) On July 29 and November 8, 1993, the former shareholders of AEC provided loans to AEC to fund its working capital needs. The principal sum of the loans was $1,821,000, with interest at a rate of 1% above the prime rate established by AEC's primary bank. Approximately $776,000 were repaid by AEC in March and September of 1995. Approximately $1,165,000 of these loans and accrued interest were contributed to capital for the year ended December 31, 1994 and the balance of accrued interest of $25,733 was contributed to capital in 1995.

(d) Notes payable to Imperial Bank ("Imperial") have a remaining principal balance of $2,711,456 as at December 31, 1995. The loans require monthly principal payments of $75,685 and bear interest at Imperial's prime rate plus 2%. The notes are collateralized by all of the assets of SEG and are guaranteed by the Company. The notes have restrictive covenants that require SEG to meet certain financial ratios, maintain certain tangible net worth and restrict the payment of dividends.

     The Company violated certain financial covenants under the note payable agreements as of December 31, 1995. The Company has received a waiver on April 10, 1996 of these violations as of December 31, 1995 and Imperial has revised the existing covenants and was granted a 5 year warrant to purchase 20,000 shares of the Company's common stock at $3.125 per share.

(e) The Company issued a $500,000 note in connection with a joint venture in AGN. The note bears 8% interest and is payable out of the Company's portion of positive cash flow from AGN or in June 1998, whichever is sooner. The Company does not expect to realize any positive cash flow from AGN and has classified all of the note as long-term, maturing June, 1998.

     The Company issued a $275,000 note in connection with the purchase of 100,000 shares of MMG stock at $2.75 per share. The $275,000 note is due on July 26, 1996 and bears interest at the short term applicable federal rate, as such term is defined in Section 1274 of the Internal Revenue Code ("AFR").

7.  OBLIGATIONS UNDER CAPITAL LEASES

Minimum annual rentals under Capital leases for the five years subsequent to 1995 and in the aggregate are as follows:

GRAFF PAY-PER-VIEW INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
================================================================================

        DECEMBER 31,                        1995

        1996                            $ 8,371,462
        1997                              8,139,432
        1998                              8,009,574
        1999                              7,620,000
        2000                              7,620,000
        Thereafter                       53,340,000
                                         ----------
        Net minimum lease
        payments                         93,100,648

        Less amount representing
        interest                        (32,892,150)
                                        -----------
        Present value of minimum
        lease obligations                60,208,318

        Current portion
        of lease obligations              3,978,024
                                         ----------
        Long term portion of
        lease obligations               $56,230,294
                                        ===========

(a) During 1995, the Company entered into a noncancelable lease agreement for five transponders on the AT&T satellite Telestar 402R for a monthly payment of $635,000. The term of the agreement is for a useful life of the satellite's geo-stationary orbit, which is currently estimated to be twelve years. Included in property and equipment is an asset of $58,663,078 equal to the discounted lease payments using a discount rate of 8%.

(b) On August 1, 1995, the Company entered into a non-interest bearing lease for approximately $2,100,000 of equipment. The capital lease provides for an initial $562,727 payment and 35 monthly payments of $43,286. The Company has discounted the lease payment using a discount rate of 5%. The Company paid a portion of the initial payment and a monthly payment and has not made any further payments towards this lease due to the supplier's failure to deliver all of the leased equipment.

8. CAPITAL TRANSACTIONS

     During May 1995, the Company granted to several key executives 177,000 restricted shares of common stock ("Restricted Shares") for future services subject to shareholders approval which will be requested at the 1996 annual shareholders' meeting. The Restricted

GRAFF PAY-PER-VIEW INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
================================================================================

Shares are non-transferable with such restriction lapsing in five years. The Company recorded unearned compensation for the portion of shares not yet vested and will recognize such amount as an expense on a pro rata basis over five years as the restriction lapses. The unamortized balance of unearned compensation at December 31, 1995 of $1,323,074 has been included as a reduction in stockholders' equity.

     On July 1, 1993 Pay-Per-View International, Inc. ("PPVI"), a wholly-owned subsidiary of the Company, entered into an agreement with Coastline Films and CPV Productions, Inc. ("CPV") to license 200 feature length motion pictures for ten years. In consideration for the license, the Company issued 37,500 shares of common stock to Coastline Films. As additional consideration, PPVI agreed to make certain cash payments to CPV and Coastline Films if PPVI's subscriber base reached certain thresholds. On August 30, 1995, PPVI entered into a Modification and Substitution Agreement with Coastline Films. Coastline agreed that no further cash payments would be required in exchange for the Company's issuance of an additional 15,000 shares of common stock to Coastline Films. The parties also agreed to reduce the number of films from 200 to 150 and to extend the terms of the film licenses from 10 years to perpetuity.

     On December 26, 1994 the Company issued 5,000 shares of its common stock to a consultant for services rendered.

     On November 8, 1993 the Company issued 5,000 shares of its common stock to a consultant in settlement of a consulting agreement.

     On February 1, 1993, the Company issued 337,980 shares of common stock to an employee in payment of services rendered by him to CPV in the amount of $340,000.

     In 1992, as part of a $4 million private placement equity offering, 900,000 shares were issued in 1993 valued at $3.33 per share.

GRAFF PAY-PER-VIEW INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
================================================================================

     Warrants:

     On December 8, 1994, the Company granted 100,000 warrants exercisable at $12.03 to Midlantic Bank, N.A. in connection with a revolving credit line. These warrants were subsequently canceled and reissued at an exercise price of $3.00. These warrants expire on December 8, 2004.

     During May 1994, the Company granted 3,750 warrants at a purchase price of $6.50 to three individuals in connection with an unsecured $125,000 loan (Note
5).

     During January 1994, the remaining 300,900 warrants exercisable at $6.67 as part of equity offering were exercised. Also, 85,409 of the senior secured note warrants and 24,000 warrants were exercised.

     On April 1, 1996 the Company granted Imperial Bank, 20,000 warrants with an exercise price of $3.125 per share to purchase the Company's common stock, in connection with the SEG term loan. These warrants will expire on April 1, 2001.

Options:

     The Company has four stock option plans (the 1992, 1993, 1994 and 1995 Plans) (collectively the "Plans") for officers, employees, directors and consultants of the Company or any of its subsidiaries and in addition a Directors' Plan ( the "Directors' Plan"). Options granted to employees may be either incentive stock options (ISO's) or non-ISO's; ISO's may not have an exercise price of not less than 100% of fair market value of the Company's common stock on the grant date and all options may not have an exercise price of less than 110% of fair market value on the grant date in the case of options granted to holders of 10% or more of the voting power of the Company's stock on the date of the grant. The aggregate fair market value, as determined on the grant date, of ISO's that may become exercisable in any one year can not exceed $100,000. Options canceled subsequent to issuance are returned to the Plan and are available for re-issuance as determined by the Stock Option Committee.

     The options are evidenced by a written agreement containing the above terms and such other terms and conditions consistent with the Plan as the Board/or Committee may impose. Each option, unless sooner terminated, shall expire no later than 10 years (five years in the case of ISOs granted to holders of 10% of the voting power of the Company's common stock) from the date of grant, as the Board/or Committee may determine.

     The Plans in effect on December 31, 1995 and 1994 authorize the granting of stock options to purchase an aggregate of 4,000,000 and 3,600,000 shares of the Company's common

GRAFF PAY-PER-VIEW INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
================================================================================


stock, respectively. At December 31, 1995 and 1994 there were a total of 1,213,987 and 950,901 shares remaining for future grants under the four plans.

     The Directors' Plan authorizes the automatic annual issuance to each non-employee director of options to acquire 10,000 shares of the Company's common stock on each December 31, at an exercise price equal to the market price of the stock on that date. The plan was adopted in 1994 and authorizes the granting of a total of 100,000 stock options. On December 31, 1995 and 1994 there were a total of 60,000 and 80,000 shares available for future grant under this plan.

     The Company granted options to acquire 40,000 shares outside the aforementioned plans to consultants and other outside service providers to the Company at an exercise price equal to the market price of the Company's common stock on each grant date.

     In April 1995 Messrs. Faherty, Nolan and Graff, executive officers, each exercised 249,585 options to acquire common stock at $0.8333 per share. The exercise price was paid by delivery of promissory notes. In November 1995, the Stock Option Committee granted the executives the right to rescind the option exercise. The rescission resulted in the cancellation of the common stock and promissory note issued upon exercise of the options. Messrs. Faherty and Nolan were each granted 249,585 options to replace the canceled options under the 1992 Stock Option Plan. The replaced options are currently exercisable and have an exercise price of $3.875 per share.

     On December 11, 1995 the Company's Stock Option Committee elected to reprice a total of 1,012,300 stock options, 349,050, 559,250 and 104,000 from the 1994, 1993 and 1992 plans, respectively, by canceling the old options and issuing new options with substantially identical terms other than the exercise price.

     The 104,000 options repriced under the 1992 Stock Option Plan replaced options held by employees on November 17, 1995 at exercise prices ranging from $5.00 to $9.00 per share which include 36,000 options granted to Mr. Faherty. The 559,250 options repriced under the 1993 Plan replaced options held by employees on November 17, 1995 at exercise prices ranging from $8.00 to $10 per share, which includes 100,000 options granted to Mr. Callaghan and 100,000 options issued to each of Messrs. Faherty and Nolan. The repriced options represents all options granted and outstanding under the 1993 Plan held by persons who were employees on November 17, 1995 with the exception of 100,000 options held by Mr. Graff with an exercise price of $9.00 per share. The 349,050 options reset under the 1994 replaced options held by employees on November 17, 1995 at exercise prices ranging from $8.63 to $9.25 per share which includes 11,000 options granted to Mr. Callaghan and 25,000 options issued to each Messrs. Faherty and Nolan. The repriced options represents all options granted and outstanding under the 1994 Plan held by persons who were employees on November 17, 1995, with the exception of 25,000 options held by Mr. Graff with an exercise price of $8.63 per share.

GRAFF PAY-PER-VIEW INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
================================================================================

Changes in warrants and options outstanding are summarized as follows:



                                                     WARRANTS                            OPTIONS
                                             ---------------------------      ------------------------------
                                                             EXERCISE                             OPTION
                                             SHARES         PRICE RANGE        SHARES          PRICE RANGE
                                             -------      --------------      ---------       --------------
BALANCE JANUARY 1, 1993                      601,470                          1,974,949
GRANTED                                      450,000         $6.67-$10          461,000         $5.00-$9.00
EXERCISED                                    436,139        $.23-$6.67
CANCELED                                                                          1,800               $3.33
                                             -------                          ---------
BALANCE DECEMBER 31, 1993                    615,331                          2,434,149
GRANTED                                      103,750      $6.50-$12.03          260,250        $7.75-$9.875
EXERCISED                                    600,331        $.08-$6.67           19,200               $3.33
CANCELED                                                                          2,100
                                             -------                          ---------
BALANCE DECEMBER 31, 1994                    118,750                          2,673,099
GRANTED                                      100,000             $3.88        2,899,820        $3.88-$10.00
EXERCISED                                                                         8,200         $3.33-$7.75
CANCELED                                     100,000            $12.03        2,698,706        $0.83-$10.00
                                             =======                          =========
BALANCE DECEMBER 31, 1995                    118,750                          2,866,013
                                             =======                          =========


At December 31, 1995, 1994 and 1993, there were 118,750, 118,750 and 615,331, respectively, of exercisable warrants and 1,695,113, 1,335,232 and 1,056,657, respectively, of exercisable options.

9. INCOME TAXES

     The components of income tax expense (benefit) follow:

YEARS ENDED                        1995             1994               1993
- --------------------------------------------------------------------------------
Current
  Federal                      ($422,523)        $  351,303
  State and Local                240,048            154,080          $101,600
  Foreign                        850,000            793,000
                                --------         ----------          --------
                                 667,525          1,298,383           101,600
                                --------         ----------          --------
Deferred
  Federal                                                           ($114,974)
  State and Local                                                     (40,580)
                                                                     --------
                                                                     (155,554)
                                --------         ----------          --------
Total Income Taxes              $667,525         $1,298,383          ($53,954)
                                ========         ==========          ========

GRAFF PAY-PER-VIEW INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
================================================================================

     The following is a reconciliation between the statutory federal income tax for each of the past three years and the Company's effective tax rate:

YEARS ENDED                                           1995     1994       1993
- --------------------------------------------------------------------------------
Income tax provision (benefit) at federal
   statutory rate                                     (34%)    (34%)     (34%)
State and local income taxes net of
   federal tax benefit                                 (0%)      2%        3%
Foreign Income Taxes                                    2%      15%
Foreign Income, excluded, net of
   federal tax benefit                                 (2%)    (13%)
Effect of a change in the tax rate
   used to measure deferred income taxes                                  (4%)
Amortization of Goodwill                                4%       4%
Non-deductible business meals and entertainment         0%       1%        5%
(Decrease) increase due to the
   change in the valuation allowance                   22%     (13%)      27%
Other items                                             3%      (5%)
                                                      -----    -----     -----
Effective tax rate                                     (5%)     25%       (3%)
                                                      =====    =====     =====

     No Federal income taxes have been provided on approximately $1,330,000 of undistributed earnings of the Company's foreign subsidiary. These earnings are expected to be reinvested indefinitely. Such earnings would become taxable upon the sale or liquidation of the foreign subsidiary or upon the remittance of dividends. The foreign income subject to foreign taxes was approximately $2,110,000 in 1995.

     As of December 31, 1995, the Company has available, for Federal income tax purposes, unused net operating loss carryforwards of $352,000 which may provide future tax benefits, expiring 2007. Due to a change in control of the Company that occurred in September 1990 the net operating loss carryforward is subject to an annual limitation of approximately $27,000.

The components of the net deferred tax assets are as follows:

YEARS ENDED                                             1995            1994
- --------------------------------------------------------------------------------
Deferred tax assets:
  Bad debts                                           $502,500        $ 127,656
  Deferred compensation expense                        184,667           60,888
  Net operating loss carry-forwards                    162,123          162,124
  Foreign tax credit carry-forward                                       64,700
  Accrual for restructuring charges                  3,506,241
  Non-deductible capital losses                        937,825
  Valuation allowance                               (4,771,327)        (232,677)
                                                    ----------        ---------
  Total deferred tax asset                             522,029          182,691
                                                    ----------        ---------
Deferred tax liability
  Accrual versus cash method                           (14,353)          28,691
  Tax depreciation in excess of book                  (444,901)          23,000
  Other                                                                 131,000
  Undistributed earning of foreign investee            (62,775)
                                                     ---------        ---------
  Total deferred tax liability                       ($522,029)       $ 182,691
                                                     ---------        ---------
Net deferred tax assets                                  -                -
                                                     ---------        ---------

GRAFF PAY-PER-VIEW INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
================================================================================

10.  COMMITMENTS AND CONTINGENCIES

Employment Agreements

     Mr. Faherty is employed by the Company as its Chairman and Chief Executive Officer pursuant to an amended Employment Agreement effective January 1, 1996. The agreement, as presently amended, provides for a base salary of $350,000, with any adjustments determined annually. The agreement has a six year term, subject to automatic renewal for additional six year terms if not terminated each year. The agreement provides for loans from the Company of up to $215,000 plus accrued interest. The agreement also provides for certain benefits including annual retirement benefits of not less than $100,000 (implemented by the Deferred Compensation Agreement described below). Mr. Faherty has waived his rights to a reimbursement for automobile costs.

     Mr. Spector is employed by the Company as a President and Chief Operating Officer pursuant to an employment agreement effective September 1, 1995 and expiring on August 31, 1998. The agreement provides for a base salary of $350,000, with annual increases of not less than 5%. The Company has an option to extend the employment agreement during the third year of employment. During the term of employment he shall be nominated as a member of the Board of Directors of the Company if he, his family members, and affiliated trusts own an aggregate of at least 400,000 shares of the Company's common stock. At December 31, 1995, Mr. Spector, his family members, and affiliated trusts beneficially owned 700,000 of the Company's common stock.

     Effective January 1, 1996, Messrs. Graff and Nolan have resigned as officers of the Company. Mr. Graff will receive $250,000 per annum payable in equal installments during the period January 1, 1996 through December 31, 1999. Mr. Nolan will receive $350,000 per annum payable in equal installments beginning January 1, 1996 through December 31, 1998. In the event the Company completes financing in excess of $20 million, each individual may require prepayment of their agreements. Both individuals have loans outstanding with the Company which are required to be repaid during 1997 in equal monthly installments. These costs are accrued as restructuring costs as of December 31, 1995.

     During 1995, Messrs. Faherty, Graff and Nolan borrowed $215,000, $24,000 and $82,000, respectively from the Company. Pursuant to the Fourth Amendment to Mr. Faherty's Employment Agreement, Mr. Faherty will repay his loan by December 31, 1996. Pursuant to the Separation Agreements entered into between the Company and each of Messrs. Nolan and Graff, their loans will be paid in monthly installments beginning January 1997 (refer to Note 8). All of

GRAFF PAY-PER-VIEW INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
================================================================================


the loans bear interest at the same rate the Company pays on its loan from its senior secured lender. At December 31, 1995, the interest rate was 8.625%.

     Mr. Callaghan is employed by the Company as CFO and Executive Vice President pursuant to an employment agreement effective September 1, 1993, for a three-year term. Under this agreement he has a base salary of $220,000, with annual increases of no less than 5% and reimbursement of automobile costs. Mr. Callaghan waived his rights to both the 5% annual increase and his automobile expenses in 1995.

     Each of these agreements prohibits the executive from competing with the Company for a specified period after termination of employment.

Deferred Compensation

     During December 1992, the Board of Directors approved deferred compensation agreements for three key executives. Under the agreements, the Company is obligated to provide each executive or his beneficiaries, during a period of 15 years after the employee's death, disability or retirement, annual benefits ranging from $50,000 to $100,000. The estimated present value of future benefits is accrued over the period from the effective date of the agreements (October 1, 1992) until the expected retirement dates of the participants. As of December 31, 1995, $50,000 has been accrued as part of restructuring costs. The expense incurred for the year ended December 31, 1995, 1994 and 1993 amounted to $65,554, $65,554 and $53,902, respectively.

Leases and Service Contracts:

     HVC has a contract with SES, the owner of the Astra Satellite providing transmission through January 1997 for $100,000 per month. The footprint of the satellite covers Western Europe.

     Danish Satellite T/V a/s ("DSTV"), a wholly owned HVC subsidiary, has entered into an agreement with TELECOM Denmark A/S on December 20, 1994 for satellite and uplink services on its Eutelsat II F1 Satellite. This agreement continues through the life of the satellite, estimated to continue through at least April 30, 1996.

     TVN is currently responsible, through a contract with Four Media Company ("4MC")for the Company's domestic uplink and playback services which expired on April 1, 1996. The Company has contracted with 4MC to provide domestic playback and uplink services.

GRAFF PAY-PER-VIEW INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
================================================================================

     The Company leases its office facilities, satellite transponders and uplink and certain equipment. As of December 31, 1995, the aggregate minimum rental commitments under noncancelable leases were approximately as follows (Note 2):

                                                                    Satellite
   Years Ending                              Office Facilities     Transponder
   December 31,                 Total          and Equipment       and Uplink
   ------------              ----------      -----------------     ----------
       1996                  $2,844,952         $1,125,666         $1,719,286
       1997                   1,529,019          1,018,345            510,674
       1998                     993,688            960,288             33,400
       1999                     919,975            919,975
       2000                     751,328            751,328
       Thereafter             1,887,322          1,887,322
                             ----------         ----------         ----------
                             $8,926,284         $6,662,924         $2,263,360
                             ==========         ==========         ==========

Total expense under operating leases amounted to $9,780,184, $9,704,146, and $6,119,569 for the years ended 1995, 1994 and 1993, respectively.

Contracts with Producers

     The Company has entered into contracts with several major motion picture studios for the content on CVS. The Company has contributed all contract rights associated with CVS to the CVS partnership on March 1, 1996 (Note 1). The terms range from one to two months to obtain the rights to exhibit the movies or events licensed. Payment terms are based upon a percentage of the gross revenues, usually ranging from 35% to 50%.

     The CVS Network is substantially supplied by producers from major Hollywood studios. They include Warner, Disney, Columbia, Fox, Universal, Paramount, MGM, New Line and others.

     The Spice Networks, THE ADULT CHANNEL and THE HOME VIDEO CHANNEL have entered into contracts with producers with terms ranging from one to two years which are on a flat fee basis. Also, the Company has contracted with several major adult motion picture producers. These contracts allow the Company to license world-wide pay-TV rights in perpetuity.

Contracts with Cable Systems

     The Company has entered into affiliation agreements with numerous cable systems in the United States. The contracts have terms ranging from one to ten years with the fees to the cable systems based upon a percentage of the subscriber gross revenues, as defined, in the respective agreements.

GRAFF PAY-PER-VIEW INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
================================================================================

Contracts with pari-mutuel wagering establishments

     Revenue is generated under long-term contracts with terms from 1 to 7 years. The Company provides services for these pari-mutuel wagering establishments for the events under their non-cancelable contract for the term of the contract.

11. SIGNIFICANT CUSTOMERS

     For the year ended December 31, 1995 approximately 18% of revenues were from two cable operators (11% and 7%) each. For the year ended December 31, 1994 approximately 20% of revenues were from two cable operators (11% and 9% each). For the year ended December 31, 1993 approximately 31% of revenues were from two cable company operators (17% and 14% each).

12. RETIREMENT PLAN

     On January 13, 1993, the Company established a 401(k) tax deferred savings plan (the "Plan") for all employees of the Company on March 1, 1993. Employees are eligible to participate in the Plan after completing one year of service. Eligible employees may elect to contribute up to 15% of their annual compensation to the Plan, up to the maximum allowed by law. The Company declared for 1995, 1994 and 1993, a discretionary matching contribution equal to 25% of the amount of the salary reduction employees elect to defer, up to the first 4% of compensation. For the year ended December 31, 1995, 1994 and 1993, the Company incurred a 401(k) contribution expense of approximately $42,000, $19,000 and $16,000, respectively.

13. RESTRUCTURING COST

     In December 1995 the Company entered into a restructuring plan for two of its operating units and its corporate management. As part of its restructuring, the Company has suspended all CPV film and CD-ROM productions for 1996. The Company will continue to license CPV's film library to third parties. CPV has terminated several employees and renegotiated employment contracts with two key executives of CPV. The Company has recognized a charge of $655,009 in 1995 for restructuring CPV.

     During 1995, the Company has restructured one of its international subsidiaries, Pay-Per-View International at the end of 1995. The Company has suspended exploration of new international business opportunities. As a result several contracted executives were terminated in 1995 at a total restructuring cost of $300,000. The Company will still maintain and grow its adult networks overseas.

GRAFF PAY-PER-VIEW INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
================================================================================

     Two executives, Mr. Mark Graff and Mr. Leland H. Nolan, have resigned as officers of the Company effective December 31, 1995. Messrs. Graff and Nolan have signed separation agreements (refer to Employment Agreements) which are in force through 1998 and 1999, respectively. As a result of this restructuring, the Company has taken a pretax charge of $3,655,010 in 1995, including the separation costs for approximately 50 employees.

14. IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In March 1995, Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" was issued. The statement establishes accounting standards for the impairment of long-lived assets, such as the movie library, film and CD-ROM costs, transportation and other equipment and will be effective for the Company beginning with the year ending December 31, 1996. The Company does not believe the new standard will have a material effect on the Company's financial position or results of operations.

     In October 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" was issued. The statement requires the computation of compensation for grants of stock, stock options and other equity instruments issued to employees based on fair value. The compensation circulated is to be either recorded as an expense in the financial statements or, alternatively, disclosed. The Company anticipates it will elect the disclosure method of complying with the new standard. Under existing accounting rules, the Company's stock option grants have not resulted in compensation expense. Accordingly, under the provisions of the new statement, pro forma net income to be disclosed will be lower than net income reported in the financial statements.

15.  RELATED PARTIES

Due from related parties

DECEMBER 31,                                1995             1994
- -------------------------------------------------------------------
Due from officers and directors           $349,068         $179,900
Due from Margate Associates                                 117,600
Due from Buccaneer Gaming, Inc.            399,945          106,900
Due from UTI                               165,307           83,900
Due from Sportsat II, LTD.                  68,747           48,000
Due from others                              2,245            6,631
                                          --------         --------
                                           985,312          542,931
Less current portion                       364,019                0
                                          --------         --------
                                          $621,293         $542,931
                                          ========         ========
Due from Stockholders                     $490,748
                                          ========         ========

                    GRAFF PAY-PER-VIEW INC. AND SUBSIDIARIES

               INDEX TO CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

                                                               Page
                                                             Number(s)
                                                             ---------
         Schedule:

II.      Valuation and Qualifying Accounts
         and Reserves                                           F-31


All other schedules are omitted since the required information is not present or is not presented in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

                                                    SCHEDULE II

                                     GRAFF PAY-PER-VIEW INC. and SUBSIDIARIES
                                  VALUATION and QUALIFYING ACCOUNTS AND RESERVES
                               for the years ended December 31, 1995, 1994 and 1993

- --------------------------------------------------------------------------------------------------------
        Column A             Column B             Column C             Column D             Column E
- --------------------------------------------------------------------------------------------------------
                            Balance at            Additions
       Description         Beginning of       Charged to Costs                            Balance End of
                              Period            and Expenses          Deductions             Period
- --------------------------------------------------------------------------------------------------------
Fiscal year ended
December 31, 1995

Allowance for
  Doubtful Accounts          $336,823            $935,881              $79,215             $1,193,489
                             --------            --------              -------             ----------
                             $336,823            $935,881              $79,215             $1,193,489
                             ========            ========              =======             ==========

Fiscal year ended
December 31, 1994

Allowance for
  Doubtful Accounts          $249,850            $ 98,072              $11,099             $  336,823
                             --------            --------              -------             ----------
                             $249,850            $ 98,072              $11,099             $  336,823
                             ========            ========              =======             ==========

Fiscal year ended
December 31, 1993

Allowance for
  Doubtful Accounts          $147,350            $102,500                    0             $  249,850
                             --------            --------              -------             ----------
                             $147,350            $102,500                   $0             $  249,850
                             ========            ========              =======             ==========