Form 10-K/A
period 1995-12-31
GRAFF PAY PER VIEW INC /DE/
filed 1996-04-18
CIK 839431

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-K/A-1

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

     The Company incurred a $2.7 million operating loss for 1995 before non-recurring restructuring charges and write down of investments totaling approximately $10.5 million. The Company's liquidity has been affected as a result of these losses. The Company responded to these problems with a multi-faceted restructuring plan. The Company has curtailed unprofitable and capital intensive initiatives, reduced the number of employees, accepted the resignations of certain members of senior management and renegotiated its credit facility with its principal lender. The restructuring is described in "CURRENT DEVELOPMENTS - Restructuring" and "MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION."

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

     The following table is an Edgar representation of the data points used in the printed graphic presentation.

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

     MLI has long term production agreements with two adult film producers and more limited production agreements with other adult film producers. MLI has also recently entered into a production agreement to have movies produced in Europe as part of the Company's strategy to globalize its adult networks and which will also help meet local content requirements for its European adult networks. Under the production agreements, MLI acquires worldwide television rights (pay-per-view and subscription rights) in perpetuity for delivery, in most instances, using all known and to be developed methods of delivery, for both the cable version and the explicit version of each movie. MLI may also acquire on-line, Internet and other rights as part of the rights granted under the production agreements.

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

     The Company is exploring other programming services to adapt its content and build on its expertise in providing transactional entertainment services. In 1994, the Company began CYBERSPICE as an on-line bulletin board service which utilized the Company's adult programming and cross promoted the SPICE Networks. CYBERSPICE was converted to a website on the Internet in the second quarter of 1995. The Company plans to convert CYBERSPICE to a pay service in the near future. See "GOVERNMENT REGULATION, Online Services."

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

     The following table is an Edgar representation of the data points used in the printed graphic presentation.

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

     Pursuant to a joint venture agreement dated June 28, 1995, the Company formed American Gaming Network, J.V.("AGN") with TV Games, Inc., a wholly-owned subsidiary of Multimedia Games, Inc.("MGAM"), to jointly develop and promote high stakes proxy play Class II tribal bingo games. The Company contributed approximately $1.4 million of intellectual property, which the Company had acquired from MGAM for cash and notes, and working capital to AGN's capital. In related transactions, the Company acquired for cash and notes 275,000 shares of MGAM's outstanding stock and has a warrant to acquire an additional 175,000 shares at an exercise price of $3.25 per share. The parties have been unable to agree on a business plan or a strategy for going forward with AGN. The parties are currently in negotiation to settle their differences. As a result, the Company has established a reserve against its investment in AGN and the MGAM stock.

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

     Edward M. Spector, the principal beneficial shareholder and officer of SEG prior to the merger, became a Company director, President and Chief Operating Officer after the merger.

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

     The Company, Philips Media B.V. ("Philips") and Royal PTT Netherlands NV ("KPN") established TeleSelect B.V. ("TeleSelect"), a Netherlands joint venture, to create joint ventures with European cable operators to enable them to provide conditional access services such as pay-per-view, near video on demand and electronic retailing to their subscribers. On April 3, 1996, the Company sold its TeleSelect interest to Philips and KPN for approximately $3.2 million.

     RESTRUCTURING. The Company reported a loss for 1995 of approximately $15.1 million which includes non-recurring restructuring charges and a write-down of investments of approximately $10.5 million and an operating loss of approximately $2.7 million before the non-recurring charges and the write-down. The Company's liquidity has been adversely affected as a result of these losses. As a result of the loss, the Company violated certain of the financial covenants under its credit facility with Midlantic Bank, N.A. ("Midlantic"). Pursuant to a Third Amendatory Agreement dated March 29, 1996, Midlantic has waived these violations through the date of the agreement, eliminated all of the financial covenants for the balance of the loan's term except for two financial covenants, net worth and cash flow requirements, which were revised in accordance with the Company's projections, extended the term of the loan until January 2, 1997 and consented to certain transactions.

     The Company has responded to the problems with a multi-faceted restructuring plan. The Company has suspended future television and movie production activities which were previously conducted by CPV and has terminated the employment of most of its staff, closed its offices and entered into a letter agreement with its two principal officers. This agreement provides, among other things, for the early termination of their employment agreements, a partial release from their restrictive covenants and transfers to their affiliated entity of production of certain television series which were partially completed. The affiliated entity will reimburse the Company for advances made as part of the production of the television series before their transfer.

     The Company is no longer utilizing its current hotel/motel pay-per-view technology that it acquired from PSP Holding, Inc. ("PSP"). The Company projects that the PSP technology will not generate future cash flows sufficient to support its investment. As a result management has taken a charge attributable to the goodwill created upon acquisition of the PSP technology.

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

     ON-LINE SERVICES. CYBERSPICE, the Company's adult oriented on-line service, also may be materially affected by the Act. The Act makes it a criminal offense to transmit to minors "indecent" content on-line and over the Internet. However a person providing adult content on-line will not be subject to prosecution under the Act if the provider has taken good faith reasonable efforts to prevent or restrict access to minors. Promptly following enactment, the constitutionality of this provision was challenged by unrelated third parties and a District Court has issued a temporary restraining order enjoining enforcement of this provision.

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

        14785 Preston Road, Suite 174
        Dallas, Texas 75240 (2)                                2,297 square feet

        HVC, LTD:
        Aquis House, Station Rd.
        Hayes, Middlesex UB3 4DX
        United Kingdom                                         5,020 square feet

        CPV Productions, Inc.:
        1801 Avenue of Stars, Suite 240
        Los Angeles, CA 90067 (3)                              6,860 square feet

        Spector Entertainment Group, Inc.:
        6349 Palomar Oaks Court
        Carlsbad, CA 92009                                    26,599 square feet

        Danish Satellite TV a/s:
        Holger Danskesvej
        40000 Copenhagen, Denmark                              2,925 square feet
- - ----------

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

ITEM 6. SELECTED FINANCIAL DATA

     The following table is a summary of selected financial data for the Company for the periods indicated which has been restated for mergers that were accounted for as pooling of interest:

For the Years ended December 31                        1995            1994            1993            1992            1991
- - ---------------------------------------------------------------------------------------------------------------------------
Revenues:                                       $51,057,543     $50,656,316     $27,362,121     $21,008,223     $17,758,315
                                                -----------     -----------     -----------     -----------     -----------
 Operating Expenses:
 Cost of Goods of Sold                            1,429,355         787,417       1,092,933       1,014,774         874,375
 Salaries, wages and benefits                    11,684,727       8,386,364       6,278,355       4,160,746       2,764,225
 Producer royalties and library amortization      6,662,111       7,096,070       4,075,426       3,373,603       3,042,931
 Satellite costs                                 12,837,849      13,264,340       8,239,326       5,399,699       4,574,622
 Selling, general and administrative             18,327,746      13,883,091       8,526,488       4,640,307       3,788,477
 Depreciation and Amortization of fixed
   assets and goodwill                            2,807,812       1,769,958       1,103,222         760,077         723,097
 Provisions for write-down and
   non-recurring costs:
   Investment in American Gaming Networks,
     J.V. and Multimedia Games, Inc.              2,038,750
   Goodwill related to Guest Cinema, Inc.           871,289
   Film and CD-ROM costs                          3,967,252
   Restructuring costs                            3,655,010
                                                -----------     -----------     -----------     -----------     -----------
  Total Operating Expenses                       64,281,901      45,187,240      29,315,750      19,349,206      15,767,727
                                                -----------     -----------     -----------     -----------     -----------
 Operating Income (loss)                        (13,224,358)      5,469,076      (1,953,629)      1,659,017       1,990,588
 Interest expense                                 1,234,607         499,582         468,707         343,607         536,501
 Minority Interest HVC                                              500,255
                                                -----------     -----------     -----------     -----------     -----------
 Income (loss) before provision for income
  taxes, equity in undistributed earnings and
  extraordinary item                            (14,458,965)      4,469,239      (2,422,336)      1,315,410       1,454,087
  Income tax provision (benefit)                    667,525       1,302,883         (49,054)         88,700          43,000
                                                -----------     -----------     -----------     -----------     -----------
 Income (loss) before equity in undistributed
  earnings and extraordinary items              (15,126,490)      3,166,356      (2,373,282)      1,226,710       1,411,087
 Equity in the undistributed earnings of
  HVC, net of the amortization of goodwill
  amounting to $178,518 and deferred income
  taxes $155,554                                                                      4,198
                                                -----------     -----------     -----------     -----------     -----------
 Income (loss) before extraordinary items       (15,126,490)      3,166,356      (2,369,084)      1,226,710       1,411,087
 Extraordinary Items
 Gain from forgiveness of debt                                                                                    1,541,025
                                                -----------     -----------     -----------     -----------     -----------
 Net income (loss)                             ($15,126,490)    $ 3,166,356     ($2,369,084)    $ 1,226,710     $ 2,952,112
                                                ===========     ===========     ===========     ===========     ===========
 Earnings (loss) per common and common
  equivalent share (primary):
  Income (loss) before extraordinary item            ($1.29)          $0.27          ($0.26)          $0.13           $0.30
  Extraordinary item                                                                                                   0.33
                                                -----------     -----------     -----------     -----------     -----------
 Net income (loss)                                   ($1.29)          $0.27          ($0.26)          $0.13           $0.63
                                                ===========     ===========     ===========     ===========     ===========


                                    CONTINUED


For the Years ended December 31                        1995            1994            1993            1992            1991
- - ---------------------------------------------------------------------------------------------------------------------------
Earnings per common share, assuming
 full dilution:
  Income before extraordinary item                                    $0.26                           $0.12            0.25
  Extraordinary item                                                                                                   0.27
                                                                 ----------                      ----------       ---------
    Net income                                                        $0.26                           $0.12           $0.52
                                                                 ==========                      ==========       =========
Cash dividends declared per common share
                                                       None            None            None            None            None
                                                 ==========      ==========       =========      ==========       =========
Weighted average number of shares
  outstanding:
    Primary                                      11,747,243      11,909,359       8,953,809       9,662,484       4,672,413
                                                 ==========      ==========       =========      ==========       =========
    Assuming full dilution                                       12,214,859                      10,028,579       5,701,179
                                                                 ==========                      ==========       =========




December 31                                            1995            1994            1993           1992             1991
- - ---------------------------------------------------------------------------------------------------------------------------

Total Assets                                   $102,477,999     $40,997,739     $23,913,547     $13,099,460      $8,595,723
                                                -----------     -----------     -----------     -----------      ----------
Current portion of long-term debt                 6,518,468       4,439,069       1,096,814       1,610,411       1,672,706
                                                -----------     -----------     -----------     -----------      ----------
Long-Term debt less current portion              73,126,980       3,198,593       3,137,186       2,201,155       2,047,184
                                                -----------     -----------     -----------     -----------      ----------
Shareholders' equity                             $8,068,941     $23,460,208      $8,583,275      $4,255,409      $1,136,288
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

     The results of operations of 1995 were restated to reflect the operating results for AEC and SEG, which were acquired in 1995, for the period from January 1, 1995 to the date of consumation of the acquisitions. AEC resulted in the restatement of revenue of $1,002,819 and a net loss of $44,089. SEG resulted in the restatement of revenue of $4,890,089 and net income of $374,021.

    The following reconciles revenue and earnings as previously reported by the Company with the combined amounts currently presented in the Statements of Operations.

YEAR ENDED DECEMBER 31, 1994

                                PREVIOUSLY
                                  STATED             AEC              SEG            RESTATED
                               --------------    -------------    -------------    --------------
REVENUE                          $40,359,404       $2,872,548       $7,424,364       $50,656,316
NET INCOME                        $3,800,118        ($846,633)         212,871         3,166,356
EARNINGS PER SHARE -
  PRIMARY                              $0.37                                               $0.27
WEIGHTED AVERAGE  OF
  NUMBER OF SHARES
  OUTSTANDING -PRIMARY            10,389,359          820,000          700,000        11,909,359


YEAR ENDED DECEMBER 31, 1993

                                PREVIOUSLY
                                  STATED              AEC              SEG            RESTATED
                               --------------    -------------    -------------    --------------

REVENUE                          $20,527,725          0             $6,834,396       $27,362,121
NET LOSS                         ($2,273,484)       ($320,180)        $224,580       ($2,369,084)
LOSS PER SHARE -
  PRIMARY                             ($0.31)                                             ($0.26)

WEIGHTED AVERAGE OF
NUMBER OF SHARES
OUTSTANDING - PRIMARY              7,433,809          820,000          700,000         8,953,809


1995 COMPARED TO 1994

     For the year ended December 31, 1995, the Company reported a net loss of $15.1 million as compared to net income of $3.2 million in 1994. The current year's loss is primarily attributable to a non-recurring restructuring charge of approximately $3.7 million and approximately $6.9 million of provisions to write down investments including film and CD-ROM costs, the investments in AGN and goodwill relating to the acquisition of PSP, which owns the technology utilized by Guest Cinema. The loss from operating activities before these charges and interest expense amounted to $2.7 million and $1.2 million, respectively.

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

     Commencing December 1995, the Company utilizes five transponders pursuant to a Transponder Services Agreement with AT&T which has been accounted for as a capital lease.

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

INTEREST EXPENSE

     Interest expense has increased by approximately $0.7 million (147.1%) for the year ending December 31, 1995 as compared to the same period in 1994. The increase is primarily due to additional borrowings of $12.3 million during 1995 under the revolving line of credit.

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

     The Company has also terminated the employment of all of the employees of Pay-Per-View International, Inc. ("PPVI") at the end of 1995.
PPVI employees were responsible for the development of TeleSelect and exploring other international opportunities for the Company. In the first quarter of 1996, the Company sold its interest in TeleSelect and suspended exploration of new international business opportunities. As a result several executives' employment contracts were terminated in 1995 at a total restructuring cost of $0.3 million. The Company will continue to pursue its strategy of globalizing its adult networks and programming.

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

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1995, the Company had a working capital deficit of approximately $2.9 million compared to working capital of approximately $0.2 million at December 31, 1994. The Company, on December 31, 1995, had a $17.6 million indebtedness with Midlantic National Bank, N.A. and Imperial Bank. The Company negotiated with Midlantic and Imperial to amend the loan agreements. As a result of these negotiations, Midlantic waived all violated covenants through March 29, 1996, eliminated most of the financial covenants except for a revised net worth and cash flow covenants, extended the maturity date until January 2, 1997 and consented to certain transactions. The Company expects to remain in compliance with the revised covenants throughout the term of the agreement. Imperial waived the violations of the financial covenants through December 31, 1995.(For additional details refer to Note 6 of the Consolidated Financial Statements).

     EBITDA (Earnings Before Interest Taxes Depreciation and Amortization excluding Amortization of Library, Film and CD-ROM costs) had a deficit of approximately $10.4 million for the year ended December 31, 1995 as compared to a surplus of approximately $6.7 million over the similar period last year. Stockholders' equity at December 31, 1995 was approximately $8.1 million compared to approximately $23.5 million on December 31, 1994. The decline in EBITDA and stockholders' equity was primarily attributable to one time restructuring charges, provision for the write-down of investments totaling $10.5 million, and losses from operating activities before non-recurring items of $2.7 million.

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

     Net cash used in investing activities was approximately $11.2 million for the year ended December 31, 1995, compared with approximately $5.3 million in the corresponding prior period. The foregoing results were primarily attributable to the Company's increased capital expenditures in 1995 relating to its foreign investment in TeleSelect, the expansion of the Company's corporate headquarters, its investment in AGN, and the investment in the library of movies utilized by the networks. On April 3, 1996, the Company sold its TeleSelect interest, eliminating its future capital commitment and raising capital to support working capital needs.

     Net cash provided by financing activities was approximately $9.6 million for the year ended December 31, 1995, compared with approximately $7.3 million in the corresponding prior period. In 1995, financing activities primarily consisted of additional borrowings from the Midlantic along with additional loans and commitments from the Imperial Bank. Offsetting these financing proceeds are principal payments of long-term debt to the banks and other creditors.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS
         WITH ACCOUNTANTS ON ACCOUNT
         AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

NAME                   AGE  POSITION
- - ----                   ---  --------

J. Roger Faherty       57   Chairman of the Board of Directors,
                            Chief Executive Officer and Director

Edward M. Spector      61   President, Chief Operating Officer and Director

Mark Graff             45   Director

Leland H. Nolan        49   Director

Marvin Small           64   Director

Dean Ericson           50   Director

Philip J. Callaghan    43   Executive Vice President and
                            Chief Financial Officer

Steven Saril           43   Senior Vice President, Sales and Marketing

Richard Kirby          35   Senior Vice President, Operations

Daniel J. Barsky       40   Senior Vice President, Secretary and General Counsel

Eric M. Spector        31   Senior Vice President, Business Development

Irene Merlo Posio      28   Vice President, Finance and Controller

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

                                            TEN YEAR OPTION REPRICINGS

====================================================================================================================
                                                                                                         LENGTH OF
                                                                                                         ORIGINAL
                                               NUMBER OF     MARKET                                        OPTION
                                              SECURITIES     PRICE OF       EXERCISE                      REMAINING
                                              UNDERLYING     STOCK AT       PRICE AT          NEW         AT DATE
                                               OPTIONS       TIME OF        TIME OF        EXERCISE          OF
                                                REPRICED    REPRICING      REPRICING        PRICE        REPRICING
     NAME                        DATE            (#)           ($)            ($)            ($)          (YEARS)
     ----                      --------        ---------    ----------     ---------       --------      -----------
J. Roger Faherty               12-11-95          36,000       3.875          5.000          3.875           7.1
Chairman and Chief             12-11-95         100,000       3.875          9.000          3.875           7.5
Executive Officer              12-11-95          25,000       3.875          8.625          3.875           9.5
- - --------------------------------------------------------------------------------------------------------------------
Leland H. Nolan
Vice Chairman
International                  12-11-95         100,000       3.875          9.000          3.875           7.5
Initiatives                    12-11-95          25,000       3.875          8.625          3.875           9.5
- - --------------------------------------------------------------------------------------------------------------------
Philip Callaghan
Executive Vice President       12-11-95         100,000       3.875          8.000          3.875           8.4
and Chief Financial            12-11-95          11,000       3.875          8.625          3.875           9.5
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

                                  AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                                             AND YEAR END OPTION VALUE

===========================================================================================================

                                                             Number of Securities
                                                                  Underlying         Value of Unexercised
                                                             Unexercised Options     In-the-Money Options
                                                                at FY-End (#)            at FY-End ($)
                         Shares Acquired         Value       --------------------    --------------------
                           on Exercise         Realized          Exercisable/            Exercisable/
         Name                   (#)              ($)            Unexercisable          Unexercisable(1)
- - -----------------------------------------------------------------------------------------------------------
J. Roger Faherty               None              None                 461,716                2,308,580
                                                                      277,200                1,386,000
- - -----------------------------------------------------------------------------------------------------------
Mark Graff                     None              None                 176,131                  880,655
                                                                      277,200                1,386,000
- - -----------------------------------------------------------------------------------------------------------
Leland H. Nolan                None              None                 425,716                1,128,580
                                                                      277,200                1,386,000
- - -----------------------------------------------------------------------------------------------------------
Philip Callaghan               None              None                 112,000                  560,000
                                                                       11,000                   55,000
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




- - ----------
(1) The peer group comprises those companies which compete against the Company in the interactive television and pay-per-view industries. None of the companies in the peer group is fully comparable with the Company's business. The returns of each company have been weighted according to their respective stock market capitalization for purposes of arriving at a peer group average. The members of the peer group are as follows: Macromedia, Inc., Hypermedia Communications, Lodgenet Entertainment Corp., Interfilm Inc., Iwerks Entertainment Inc., Creative Program Tech Venture, Videotron Group Ltd., Actv Inc., NTN Communications Inc., Interactive Network Inc., Playboy Enterprises Inc., and Spi Holding Inc.

============================================================================================
EXECUTIVE OFFICERS,                                      SHARES               PERCENTAGE
DIRECTORS AND 5%                                      BENEFICIALLY             OF SHARES
SHAREHOLDERS                                             OWNED               OUTSTANDING (1)
- - ---------------------------------------------------------------------------------------------
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

ITEM 13.  CERTAIN RELATIONSHIPS AND
          RELATED TRANSACTIONS

     In April 1995, Messrs. Faherty, Nolan and Graff, executive officers, each exercised 249,585 options to acquire common stock at $0.8333 per share. The exercise price was paid by delivery of promissory notes. In November 1995, the Stock Option Committee granted the executive officers the right to rescind the option exercised. The rescission resulted in the return to the Company of the common stock purchased upon exercise of the options and cancellation of the promissory notes issued upon exercise of the options. The options were returned to Messrs. Faherty and Nolan under the same terms and conditions except such options have an exercise price of $3.875 per share.

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

Dated: April 10, 1996

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

PRINCIPAL EXECUTIVE OFFICER:


    /s/ EDWARD M. SPECTOR                   President, Chief      April 10, 1996
- - ------------------------------------        Operating Officer
        Edward M. Spector                    and Director


     /s/ LELAND H. NOLAN                    Director              April 10, 1996
- - ------------------------------------
         Leland H. Nolan


     /s/ MARK GRAFF                         Director              April 10, 1996
- - ------------------------------------
         Mark Graff


     /s/ MARVIN SMALL                       Director              April 10, 1996
- - ------------------------------------
         Marvin Small


    /s/ DEAN ERICSON                        Director              April 10, 1996
- - ------------------------------------
        Dean Ericson



PRINCIPAL FINANCIAL AND
ACCOUNTING OFFICER:


    /s/ PHILIP CALLAGHAN                    Executive Vice        April 10, 1996
- - ------------------------------------        President and Chief
        Philip Callaghan                    Financial Officer


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


                                                                   Exhibit 11.01

                    GRAFF PAY-PER-VIEW INC. AND SUBSIDIARIES
                    COMPUTATION OF EARNINGS (LOSS) PER SHARE

                                                                  Years Ended December 31,
                                                 -----------------------------------------------------------
Primary:                                                1995                 1994                  1993
- - --------
Net Income (loss), subject to primary
  earnings per share                                ($15,126,490)           3,166,356           ($2,369,084)
                                                    ------------          -----------           -----------
Weighted average number of common shares
  outstanding1                                        11,747,243           10,385,727             8,953,809

Issued common shares assuming that
  warrants and options outstanding during that
  period were exercised                                                     2,791,849

Common shares assumed to be repurchased
  with proceeds from the exercise of
  warrants and options subject to 20% limitation
  under the modified treasury stock method (2)                             (1,268,217)
                                                    ------------          -----------           -----------
Weighted average number of common shares
  and equivalents outstanding                         11,747,243           11,909,359             8,953,809
                                                    ============          ===========           ===========
Primary Earnings (loss) per share                         ($1.29)               $0.27                ($0.26)
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
                                                                          ===========

                                                                   Exhibit 21.01

                             GRAFF PAY-PER-VIEW INC.

                         Subsidiaries of the Registrant

                                                   State or Jurisdiction
            Subsidiary                               of Incorporation
- - -----------------------------------          ----------------------------------

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

FOREIGN:

Home Video Channel Limited                                    England and Wales
Danish Satellite T/V a/s                                      Denmark

                             GRAFF PAY-PER-VIEW INC.

                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                               FOR THE YEARS ENDED

                        DECEMBER 31, 1995, 1994 AND 1993

                          INDEX TO FINANCIAL STATEMENTS
                                  AND SCHEDULE

GRAFF PAY-PER-VIEW INC. AND SUBSIDIARIES

                                                                                     PAGE NUMBERS
                                                                                   -----------------
Reports of Independent Accountants                                                    F-1 - F-3

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

Notes to the Consolidated Financial Statements                                       F-10 - F-32

Consolidated Financial Statement Schedule                                            F-33 - F-34


                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of
  Graff Pay-Per-View Inc.:

     We have audited the consolidated financial statements and the financial statement schedule II of GRAFF PAY-PER-VIEW INC. and Subsidiaries (the "Company") as listed in the Index to Financial Statements and Schedule of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We did not audit the financial statements of Spector Entertainment Group, Inc., a wholly-owned subsidiary, for the years ended December 31, 1994 and 1993, which statements reflect 15% of consolidated assets as of December 31, 1994, and 15% and 25% of consolidated revenues for the years ended December 31, 1994 and 1993, respectively. Those statements were audited by other auditors whose report, dated March 30, 1995, included an emphasis of a matter paragraph that describes the subsidiaries extensive transactions and relationships with related parties. Our opinion, insofar as it relates to the amounts included for Spector Entertainment Group, Inc. for 1994 and 1993, is based solely on the report of the other auditors. In addition, we did not audit the financial statements of CPV and Magic Hour Productions, Inc. wholly-owned subsidiaries, for the year ended December 31, 1993, which statements reflect 8% of consolidated revenues for the year ended December 31, 1993. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for CPV and Magic Hour Productions, Inc. for 1993 is based solely on the report of the other auditors.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of GRAFF PAY-PER-VIEW INC. and Subsidiaries as of December 31, 1995 and 1994, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. In addition, in our opinion, based upon our audits, the financial statement schedule II referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.


                                           COOPERS & LYBRAND L.L.P.

New York, New York
March 8, 1996 except for Note 2
  and paragraphs (a) and (e) of Note 6 as to which the dates are April 3, 1996, March 29, 1996 and April 10, 1996, respectively.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Spector Entertainment Group, Inc.:

In our opinion, the balance sheet at December 31, 1994 and the related statements of operations, of stockholders' equity and of cash flows for each of the two years in the period ended December 31, 1994 of Spector Entertainment Group, Inc. (not presented separately herein) present fairly, in all material respects, its financial position at December 31, 1994, and the results of its operations cash flows for each of the two years in the period ended
December 31, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

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

     We have audited the combined statements of operations, stockholers' equity and cash flow of CPV (A California S Corporation) and Magic Hour Productions, Inc. for the year ended December 31, 1993 (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the combined results of its operations and cash flow of CPV (A California S Corporation) and Magic Hour Productions, Inc. for the year ended December 31, 1993, in conformity with generally accepted accounting principles.


Willing and Moser, An Accountancy Corp.
May 19, 1994


GRAFF PAY-PER-VIEW INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

Year Ended December 31,                                                        1995                 1994
=========================================================================================================
Assets:
Current assets:
   Cash and cash equivalents                                             $1,483,088           $1,598,282
   Accounts receivable, less allowance for doubtful
     accounts of $1,193,489 in 1995 and $336,823 in 1994                  7,835,696            9,082,458
   Income tax refunds receivable                                            570,000
   Film and CD-ROM costs, net                                               400,000              941,459
   Prepaid expenses and other current assets                              2,391,121            1,731,851
   Deferred subscription costs                                              511,368            1,053,043
   Due from related parties and officers                                    364,019
   Investment in TeleSelect, asset held for sale                          3,177,131
                                                                       ------------          -----------
                                 Total current assets                    16,732,423           14,407,093

Property and equipment                                                   70,770,526            7,281,200
Due from related parties                                                    621,293              542,931
Film and CD-ROM costs, net                                                                     2,316,306
Library of movies                                                         2,990,138            2,078,984
Cost in excess of net assets acquired, net of
   accumulated amortization of $1,269,633 in 1995 and
   $708,647 in 1994                                                      10,961,420           12,770,967
Other assets                                                                402,199            1,600,258
                                                                       ------------          -----------
                                 Total assets                          $102,477,999          $40,997,739
                                                                       ============          ===========

Liabilities and Stockholders' Equity Current liabilities:
   Current portion of obligations under capital leases                   $3,978,024               $6,120
   Current portion of long-term debt                                      2,540,444            4,432,949
   Royalties payable                                                      2,610,744            2,178,856
   Accounts payable                                                       3,721,815            2,927,173
   Accrued expenses payable                                               2,241,170            1,470,218
   Current portion of accrued restructuring costs                         2,205,010
   Deferred subscription revenue                                          2,336,952            3,191,256
                                                                       ------------          -----------
                                 Total current liabilities               19,634,159           14,206,572

Obligations under capital leases                                         56,230,294                7,565
Long-term debt                                                           16,896,686            3,191,028
Accrued restructuring costs                                               1,450,000
Deferred compensation                                                       197,919              132,366
                                                                       ------------          -----------
                                 Total liabilities                       94,409,058           17,537,531
                                                                       ------------          -----------
Commitments and contingencies (Note 9)
Stockholders' equity
   Preferred stock, $.01 par value; authorized 10,000,000
     shares, none were issued or outstanding
   Common stock, $.01 par value; authorized 25,000,000 shares;
     11,357,928 and 11,116,588 shares issued and outstanding  at
     December 31, 1995 and 1994, respectively                               113,579              111,166
    Additional paid-in capital                                           22,997,350           20,887,916
    Unearned compensation                                                (1,323,074)
    Accumulated (deficit) earnings                                      (13,437,775)           2,169,315
    Cumulative translation adjustments                                      209,609              291,811
                                                                       ------------          -----------
                                                                          8,559,689           23,460,208
    Stockholders' loan collateralized by common stock                      (490,748)
                                                                       ------------          -----------
                  Total stockholders' equity                              8,068,941           23,460,208
                                                                       ------------          -----------
                  Total liabilities and stockholders equity'           $102,477,999          $40,997,739
                                                                       ============          ===========


         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.



GRAFF PAY-PER-VIEW INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31,                                                         1995              1994             1993
=========================================================================================================================
Revenues                                                                 $ 51,057,543       $50,656,316      $27,362,121
                                                                         ------------       -----------      -----------
Expenses:

  Cost of goods sold                                                        1,429,355           787,417        1,092,933
  Salaries, wages and benefits                                             11,684,727         8,386,364        6,278,355
  Producer royalties and library amortization                               6,662,111         7,096,070        4,075,426
  Satellite costs                                                          12,837,849        13,264,340        8,239,326
  Selling, general and administrative expenses                             18,327,746        13,883,091        8,526,488
  Depreciation of fixed assets and amortization of goodwill                 2,807,812         1,769,958        1,103,222
  Provisions for write downs and non-recurring costs of:
    Investment in AGN                                                       2,038,750
    Goodwill related to Guest Cinema                                          871,289
    Film and CD-ROM costs                                                   3,967,252
    Restructuring costs                                                     3,655,010
                                                                         ------------       -----------       ----------
                        Total operating expense                            64,281,901        45,187,240       29,315,750
                                                                         ------------       -----------       ----------
                        Total income (loss) from operations               (13,224,358)        5,469,076       (1,953,629)
Interest expense                                                            1,234,607           499,582          468,707

Minority interest HVC                                                                           500,255
                                                                         ------------       -----------      -----------

Income (loss) before provision for income taxes and equity in
undistributed earnings of foreign investee                                (14,458,965)        4,469,239       (2,422,336)

Provision for income taxes (benefit)                                          667,525         1,302,883          (49,054)

Equity in the undistributed earnings of HVC, net of the
   amortization of goodwill amounting to $178,518 and
   deferred income taxes of $155,554 in 1993                                                                       4,198
                                                                         ------------       -----------      -----------
                         Net income (loss)                               ($15,126,490)       $3,166,356      ($2,369,084)
                                                                         ============       ===========      ===========
Earnings Per Share,
    Primary                                                                    ($1.29)            $0.27           ($0.26)
                                                                         ============       ===========      ===========
    Fully Diluted                                                                                 $0.26
                                                                                            ===========
Weighted average number of shares outstanding,
    Primary                                                                11,747,243        11,909,359        8,953,809
                                                                         ============       ===========      ===========
    Fully Diluted                                                                            12,214,859
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
                                                          ============       ========      ===========  ===========


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.



GRAFF PAY-PER-VIEW INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31,                                                           1995                 1994             1993
=============================================================================================================================
Cash flows from operating activities:
  Net income (loss)                                                     ($15,126,490)          $3,166,356       ($2,369,084)
                                                                        ------------           ----------       -----------
  Adjustments to reconcile net income (loss) to net cash provided by
    (used in) operating activities:

    Write down of goodwill related to PSP
      Holding, Inc.  acquisition                                            871,289
    Write down of Film and CD-ROM costs                                   3,967,252
    Restructuring costs                                                   3,655,009
    Provision for investment in American
              Gaming Network                                              2,038,750
Depreciation and amortization of fixed assets                             1,892,984            1,239,829           931,682
    (Gain) loss on sale of property and equipment                           (12,300)            (189,495)           52,000
    Amortization of goodwill and other intangibles                          913,972              530,129         1,268,823
    Amortization of films and CD-ROM cost                                 1,680,441            1,299,476           553,723
    Amortization of library of movies                                     1,539,096               43,025           (25,480)
    Provision for bad debts                                                 856,666               86,973            95,000
    Decrease  in income tax (benefit) provision, ne                        (570,000)                              (128,354)
    Amortization of debt discounts and deferred financing costs              50,000                                 59,582
    Compensation satisfied through the issuance of common stock             576,265               55,500           352,000
    Charge for contributed services                                          72,033              277,600           115,700
    Deferred compensation expense                                            65,553               65,553            53,904
    Subscription revenues received in advance                              (854,304)             463,773           394,000
    Minority interest                                                                            500,255
    Undistributed earnings of HVC                                                                                   (4,198)
    Other, net                                                                                                     (13,527)
    Changes in assets and liabilities (excluding the effects of acquisitions):
            Decrease (increase) in accounts receivable                      390,096           (4,396,391)       (1,213,821)
            (Increase) decrease in prepaid expenses and other
              current assets                                               (659,270)             165,918           689,593
            Decrease (increase) in deferred subscription costs              541,675              (88,213)
            (Increase) in film and CD-ROM costs                          (2,789,928)          (3,183,280)       (1,055,492)
            Decrease (increase) in other assets                             520,143             (771,531)         (378,938)
            Increase (decrease) in royalties  payable                       431,888           (1,565,471)        1,036,729
            Increase in accounts payable and accrued expenses             1,475,595               25,513           931,678
            Decrease in advance                                                                 (275,000)
            Increase in security deposit                                                         (75,000)         (160,743)
                                                                        ------------           ----------       -----------
              Total adjustments                                          16,652,905           (5,790,837)        3,553,861
                                                                        ------------           ----------       -----------
              Net cash provided by (used in) operating activities         1,526,415           (2,624,481)        1,184,777
                                                                        ------------           ----------       -----------
   Investing activities:
            Investment in subsidiaries and J.V.                          (3,655,881)          (1,132,453)       (2,869,749)
            Purchase of property and equipment                           (5,258,323)          (3,394,207)       (1,633,170)
            Proceeds from sale of property and equipment                      9,100              781,500           177,900
            Purchase of contract rights from TVN                                                                  (900,000)
            Purchase of rights to libraries of movies                    (2,341,500)          (1,592,609)          (45,500)
                                                                        ------------           ----------       -----------
              Net cash used in investing activities                      11,246,604)          (5,337,769)       (5,270,519)
                                                                        ------------           ----------       -----------
   Financing activities:
            Proceeds from issuance of common stock and detachable
              warrants                                                       31,725            2,672,106         4,856,454
            Proceeds from issuance of long-term debt                     13,415,000            7,220,930         1,494,980
            Proceeds from sale of treasury stock                                                 125,665
            Additional capital contribution in connection with
              the merger of AEC                                                                1,165,284
            (Increase) decrease in loans receivable from related
              parties                                                    (1,381,329)             360,375          (251,133)
            Repayment of long-term debt                                  (2,434,001)          (3,386,704)       (1,375,202)
            Distribution to former shareholders of SEG                      (26,400)                              (218,000)
            Payment of deferred financing and acquisition costs                                                     10,064
            Dividends paid to minority shareholders of HVC                                      (848,304)
                                                                        ------------           ----------       -----------
              Net cash provided by financing activities                   9,604,995            7,309,352         4,517,163
                                                                        ------------           ----------       -----------
              Net increase (decrease) in cash and cash
                equivalents                                                (115,194)            (652,898)          431,421
                                                                        ------------           ----------       -----------
            Cash and cash equivalents, beginning of the year              1,598,282            2,251,180         1,819,759
                                                                        ============           ==========       ===========
              Cash and cash equivalents, end of the year                 $1,483,088           $1,598,282        $2,251,180
                                                                        ============           ==========       ===========
            Supplemental disclosure of cash flow information:
              Cash paid during the year for:
                     Interest                                            $1,322,557             $358,252          $337,737
                                                                        ============           ==========       ===========
                     Income taxes                                        $1,256,398             $916,636          $128,766
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

     Graff Pay-Per-View Inc. and its subsidiaries (collectively "Graff" or the "Company") is a diversified media entertainment company which owns and operates television networks in North America and Europe, provides telecommunications and television production services principally to the pari-mutuel wagering industry, produces and distributes television programs and motion pictures and together with partners, is developing emerging video delivery systems. Certain activities have been curtailed as a result of the Company's restructuring plan (Note 12).

     Formed in 1987, the Company is a leading provider of pay-per-view entertainment networks. The Company operates and distributes SPICE and THE ADAM & EVE CHANNEL (collectively, the "SPICE Networks"), two domestic pay-per-view programming services with access to over 18.3 million cable, direct-to-home ("DTH") and direct broadcast satellite ("DBS") subscribers. In Europe, the Company operates and distributes two subscription networks, THE ADULT CHANNEL ("TAC") and EUROTICA which have approximately 172,000 and 7,000 subscribers, respectively. In addition, the Company owned and operated CABLE VIDEO STORE ("CVS")(see below), a domestic hit movie pay-per-view service with access to approximately 2.5 million subscribers and THE HOME VIDEO CHANNEL, a subscription movie service in the United Kingdom with approximately 71,000 subscribers. Through its wholly-owned subsidiary Spector Entertainment Group, Inc. ("SEG"), the Company is a full service turnkey provider of telecommunications, television production and related services to the pari-mutuel wagering, sports, entertainment, and other industries.

     In 1995, approximately 44% of total consolidated revenues was from the United States and the United Kingdom cable operators, 28% of total revenue was from the DTH market and 28% of the total revenue was from worldwide programming distribution and other sources.

     The Company experienced a loss of approximately $15.1 million in the year ended December 31, 1995. The Company analyzed all its business units and determined in December 1995 that certain actions had to be taken to conserve cash and to return to profitability. These actions included the following: ceasing production of and distribution of movies and television programs and write-down of approximately $4.0 million of accumulated film and CD-ROM costs (Note 4); suspending distribution of its hotel/motel pay-per-view technology related to Guest Cinema and writing down associated goodwill of approximately $0.9 million (Note 2); ceasing the Company's involvement in American Gaming Network, J.V., a joint venture formed to develop and promote high stakes proxy play Class II tribal bingo games and writing off its investment in the joint venture of approximately $2.0 million (Note 2). The Company also reviewed all of its operations and restructured its operating units to reduce overhead and labor costs, resulting in a charge for restructuring of approximately $3.7 million (Note 13).

     On March 6, 1996 the Company entered into a partnership with WilTech Cable Television, Inc. ("WCTV"), a subsidiary of The Williams Companies, Inc. to operate CVS, and plans to transition the network to an enhanced pay-per-view network employing video file servers. WCTV has committed to advance approximately $2.6 million in cash and credit to the

GRAFF PAY-PER-VIEW INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
================================================================================
partnership for working capital and product development in exchange for a 25% interest. WCTV has an option to purchase up to 80% of the partnership.


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

     The former SEG shareholders also own United Transactive Systems, Inc. ("UTI") (formerly known as Spector Information Systems, Inc.) which holds an interest in a partnership with Medtech Broadcast Inc. This partnership was formed to distribute information, news and other programming using a proprietary point to multi point secure data distribution system. Pursuant to a letter agreement dated August 13, 1995 as amended by a letter agreement dated August 31, 1995 between UTI shareholders and the Company, the UTI shareholders granted the Company an option exercisable from August 1, 1996 through December 31, 1996 to acquire the UTI stock in exchange for no less than 100,000 shares of the Company's common stock and no more than 300,000 shares of the Company's common stock plus the number of shares equal to 25% multiplied by UTI's earnings before interest, taxes and depreciation in excess of $400,000 for the preceding 12 month period. If the Company does not exercise its option, the UTI shareholders may put the UTI shares to the Company as defined for the number of shares of common stock as determined under the foregoing formula. The put is exercisable from October 1, 1996 through December 31, 1996. If the put provided for in this letter agreement is exercised, the Company would be obligated to issue a minimum of 100,000 shares of the Company's common stock at a fair market value of $463,000 as of December 31, 1995. The technology acquired would then be amortized up to a period of 7 years.

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

Guest Cinema, Inc.

     In January 1994 the Company acquired through the merger of PSP Holding, Inc. ("PSP") into its wholly-owned subsidiary, Guest Cinema, Inc., a hotel/motel pay-per-view system. As part of the restructuring plan, the

GRAFF PAY-PER-VIEW INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
================================================================================

Company suspended distribution of this system because the Company projects that the technology will not generate future cash flows sufficient to support its investment. Accordingly, the Company has incurred an approximate $0.9 million expense attributable to the write-down of goodwill created on the acquisition of PSP.

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

     During 1995, the Company issued a $275,000 note in connection with the purchase of 100,000 shares of MMG's stock.

     MMG's stock is traded on NASDAQ and there is no assurance that the shares the Company owns will be registered or will have a buyer in the near future. The Company has written off the investment in MMG in 1995.

TeleSelect B.V.

     The Company, Philips Media B.V. ("Philips") and Royal PTT Netherlands NV ("KPN") established TeleSelect B.V. ("TeleSelect"), a Netherlands joint venture, to create joint ventures with European cable operators to enable them to provide conditional access services such as pay-per-view, near video on demand and electronic retailing to their subscribers. On April 3, 1996 the Company received $3.2 million of proceeds from the sale of its TeleSelect interest of which $1 million was utilized to pay down long-term debt and the remaining funds were utilized to pay trade payables.

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

Reclassifications

     Certain amounts for previous years have been reclassified to conform with the 1995 presentation.

4.  FILM AND CD-ROM COSTS

Film and CD-ROM costs consists of the following:

DECEMBER 31,                                     1995                 1994
- - -----------------------------------------------------------------------------

Films and CD-ROMs released                    $8,071,172           $5,007,082
Films and CD-ROMs not released                   290,168              465,786
Films and CD-ROMs in process                           0               98,544
                                              ----------           ----------
                                               8,361,340            5,571,412
Less Amortization                              3,994,088            2,313,647
Reduction to net realizable value              3,967,252
                                              ----------           ----------
                                                 400,000            3,257,765
Less current portion                             400,000              941,459
                                              ==========           ==========
Long-term portion                                     $0           $2,316,306
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

5.  PROPERTY AND EQUIPMENT

Property and equipment consist of the following:



DECEMBER 31,                                                            1995                1994
- - ---------------------------------------------------------------------------------------------------
                                     Useful Lives in Years
                                     ---------------------
Satellite transponders                        12                    $58,663,078                  $0
Equipment                                    5-10                    14,642,291           9,897,813
Furniture and fixtures                         7                        830,619             517,813
Leasehold improvements             Life of lease or shorter           2,703,157           1,111,593
                                                                    -----------         -----------
                                                                     76,839,145          11,527,219
Less, accumulated
  depreciation and
  amortization                                                        6,068,619           4,246,019
                                                                    ===========         ===========
                                                                    $70,770,526         $ 7,281,200
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

     On April 3, 1996 the Company paid the balance of the term loan in full from the proceeds received on the sale of its TeleSelect interest.

     The Company violated certain financial covenants under the loan agreement as of December 31, 1995. Pursuant to the Third Amendatory Agreement dated March 29, 1996, Midlantic waived these violations, eliminated most of the financial covenants for the balance of the loan's term and extended the term of the loan until January 2, 1997.

     Under the two financial covenants of the Third Amendatory Agreement, the Company must maintain a consolidated net worth of $6,750,000 at December 31, 1995, $5,750,000 from January 1, 1996 through June 29, 1996 and $6,000,000 thereafter and maintain certain levels of cash flow, as defined.
                                      F-20

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

     The Company issued a $275,000 note in connection with the purchase of 100,000 shares of MMG stock at $2.75 per share. The $275,000 note is due on July 26, 1996 and bears interest at the short term applicable federal rate, as such term is defined in Section 1274 of the Internal Revenue Code ("AFR"). The interest rate on December 31, 1995 was 6.73%.

7.  OBLIGATIONS UNDER CAPITAL LEASES

Minimum annual rentals under Capital leases for the five years subsequent to 1995 and in the aggregate are as follows:

GRAFF PAY-PER-VIEW INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
================================================================================

        DECEMBER 31,                        1995                1994

        1996                            $ 8,371,462
        1997                              8,139,432
        1998                              8,009,574
        1999                              7,620,000
        2000                              7,620,000
        Thereafter                       53,340,000
                                         ----------
        Net minimum lease
        payments                         93,100,468

        Less amount representing
        interest                        (32,892,150)
                                        -----------
        Present value of minimum
        lease obligations                60,208,318            $13,685

        Current portion
        of lease obligations              3,978,024              6,120
                                         ----------          ----------
        Long term portion of
        lease obligations               $56,230,294             $7,565
                                        ===========         ===========

(a) During 1995, the Company entered into a noncancelable lease agreement for five transponders on the AT&T satellite Telestar 402R for a monthly payment of $635,000. The term of the agreement is for the useful life of the satellite's geo-stationary orbit, which is currently estimated to be twelve years. Included in property and equipment is an asset of $58,663,078 equal to the discounted lease payments using a discount rate of 8%.

(b) On August 1, 1995, the Company entered into a non-interest bearing lease for approximately $2,100,000, net of discounting, for equipment. The capital lease provides for an initial $562,727 payment and 35 monthly payments of $43,286. The Company has discounted the lease payment using a discount rate of 5%. The Company paid a portion of the initial payment and a monthly payment and has not made any further payments towards this lease due to the supplier's failure to deliver all of the leased equipment.

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

     During 1992 and 1995, the Company granted options to acquire 24,000 and 16,000 shares, respectively, outside the aforementioned plans at an exercise price equal to the market price of the Company's common stock on each grant date.

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

     On December 11, 1995 the Company's Stock Option Committee elected to reprice a total of 1,012,300 stock options, 349,050, 559,250 and 104,000 from the 1994, 1993 and 1992 plans, respectively, by canceling the old options and issuing new options with substantially identical terms other than the exercise price. The exercise price of the options issued on December 11, 1995 is $3.875 per share.

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

GRAFF PAY-PER-VIEW INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
================================================================================

Changes in warrants and options outstanding are summarized as follows:



                                                     WARRANTS                            OPTIONS
                                             ---------------------------      ------------------------------
                                                             EXERCISE                           EXERCISE
                                             SHARES         PRICE RANGE        SHARES          PRICE RANGE
                                             -------      --------------      ---------       --------------
BALANCE JANUARY 1, 1993                      601,470                          1,974,949
GRANTED                                      450,000         $6.67-$10          461,000         $5.00-$9.00
EXERCISED                                    436,139        $.23-$6.67
CANCELED                                                                          1,800               $3.33
                                             -------                          ---------
BALANCE DECEMBER 31, 1993                    615,331                          2,434,149
GRANTED                                      103,750      $6.50-$12.03          260,250        $7.75-$9.875
EXERCISED                                    600,331        $.08-$6.67           19,200               $3.33
CANCELED                                                                          2,100
                                             -------                          ---------
BALANCE DECEMBER 31, 1994                    118,750                          2,673,099
GRANTED                                      100,000             $3.88        2,899,820        $3.88-$10.00
EXERCISED                                                                         8,200         $3.33-$7.75
CANCELED                                     100,000            $12.03        2,698,706        $0.83-$10.00
                                             =======                          =========
BALANCE DECEMBER 31, 1995                    118,750                          2,866,013
                                             =======                          =========


At December 31, 1995, 1994 and 1993, there were 118,750, 118,750 and 615,331, respectively, of exercisable warrants and 1,695,113, 1,335,232 and 1,056,657, respectively, of exercisable options.

9. INCOME TAXES

     The components of income tax expense (benefit) follow:

YEARS ENDED                        1995             1994               1993
- - --------------------------------------------------------------------------------
Current
  Federal                      ($422,523)        $  351,303
  State and Local                240,048            154,080          $101,600
  Foreign                        850,000            793,000
                                --------         ----------          --------
                                 667,525          1,298,383           101,600
                                --------         ----------          --------
Deferred
  Federal                                                           ($114,974)
  State and Local                                                     (40,580)
                                                                     --------
                                                                     (155,554)
                                --------         ----------          --------
Total Income Taxes              $667,525         $1,298,383          ($53,954)
                                ========         ==========          ========

GRAFF PAY-PER-VIEW INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
================================================================================

     The following is a reconciliation between the statutory federal income tax for each of the past three years and the Company's effective tax rate:

YEARS ENDED                                           1995     1994       1993
- - --------------------------------------------------------------------------------
Income tax provision (benefit) at federal
   statutory rate                                     (34%)    (34%)     (34%)
State and local income taxes net of
   federal tax benefit                                 (0%)      2%        3%
Foreign Income Taxes                                    2%      15%
Foreign Income, excluded, net of
   federal tax benefit                                 (2%)    (13%)
Effect of a change in the tax rate
   used to measure deferred income taxes                                  (4%)
Amortization of Goodwill                                4%       4%
Non-deductible business meals and entertainment         0%       1%        5%
(Decrease) increase due to the
   change in the valuation allowance                   22%     (13%)      27%
Other items                                             3%      (5%)
                                                      -----    -----     -----
Effective tax rate                                     (5%)     25%       (3%)
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

The components of the net deferred tax assets are as follows:

YEARS ENDED                                             1995            1994
- - --------------------------------------------------------------------------------
Deferred tax assets:
  Bad debts                                           $502,500        $ 127,656
  Deferred compensation expense                        184,667           60,888
  Net operating loss carry-forwards                    162,123          162,124
  Foreign tax credit carry-forward                                       64,700
  Accrual for restructuring charges                  3,506,241
  Non-deductible capital losses                        937,825
  Valuation allowance                               (4,771,327)        (232,677)
                                                    ----------        ---------
  Total deferred tax asset                             522,029          182,691
                                                    ----------        ---------
Deferred tax liability
  Accrual versus cash method                           (14,353)          28,691
  Tax depreciation in excess of book                  (444,901)          23,000
  Other                                                                 131,000
  Undistributed earning of foreign investee            (62,775)
                                                     ---------        ---------
  Total deferred tax liability                       ($522,029)       $ 182,691
                                                     ---------        ---------
Net deferred tax assets                                  -                -
                                                     ---------        ---------

GRAFF PAY-PER-VIEW INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
================================================================================

10. COMMITMENTS AND CONTINGENCIES (see Note 2 with respect to the UTI letter agreement)

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

     Effective January 1, 1996, Messrs. Graff and Nolan have resigned as officers of the Company. Mr. Graff will receive $250,000 per annum payable in equal installments during the period January 1, 1996 through December 31, 1999. Mr. Nolan will receive $350,000 per annum payable in equal installments beginning January 1, 1996 through December 31, 1998. In the event the Company completes financing in excess of $20 million, each individual may require prepayment of their agreements. Both individuals have loans outstanding with the Company which are required to be repaid during 1997 in equal monthly installments. These costs have been accrued as restructuring costs as of December 31, 1995.

     During 1995, Messrs. Faherty, Graff and Nolan borrowed $215,000, $24,000 and $82,000, respectively from the Company. Pursuant to the Fourth Amendment to Mr. Faherty's Employment Agreement, Mr. Faherty will repay his loan by December 31, 1996. Pursuant to the Separation Agreements entered into between the Company and each of Messrs. Nolan and Graff, their loans will be paid in monthly installments beginning January 1997 (Note 15). All of

GRAFF PAY-PER-VIEW INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
================================================================================


the loans bear interest at the same rate the Company pays on its loan from its senior secured lender. At December 31, 1995, the interest rate was 8.625%.

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

Contracts with Producers

     The Company has entered into contracts with several major motion picture studios for the content on CVS. The Company has contributed all contract rights associated with CVS to CVS Partners on March 6, 1996 (Note 1). The terms range from one to two months to obtain the rights to exhibit the movies or events licensed. Payment terms are based upon a percentage of the gross revenues, usually ranging from 35% to 50%.

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

11. SIGNIFICANT CUSTOMERS

     For the year ended December 31, 1995 approximately 18% of revenues were from two cable operators (11% and 7% each). For the year ended December 31, 1994 approximately 20% of revenues were from two cable operators (11% and 9% each). For the year ended December 31, 1993 approximately 31% of revenues were from two cable company operators (17% and 14% each).

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

15.  RELATED PARTIES

Due from related parties

DECEMBER 31,                                1995             1994
- - -------------------------------------------------------------------
Due from officers and directors           $349,068         $179,900
Due from Margate Associates                                 117,600
Due from Buccaneer Gaming, Inc.            399,945          106,900
Due from UTI                               165,307           83,900
Due from Sportsat II, LTD.                  68,747           48,000
Due from others                              2,245            6,631
                                          --------         --------
                                           985,312          542,931
Less current portion                       364,019                0
                                          --------         --------
                                          $621,293         $542,931
                                          ========         ========

Due from Stockholders                     $490,748
                                          ========

                    GRAFF PAY-PER-VIEW INC. AND SUBSIDIARIES

               INDEX TO CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

                                                               Page
                                                             Number(s)
                                                             ---------
         Schedule:

II.      Valuation and Qualifying Accounts
         and Reserves                                           F-34


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

                                                    SCHEDULE II

                                     GRAFF PAY-PER-VIEW INC. and SUBSIDIARIES
                                  VALUATION and QUALIFYING ACCOUNTS AND RESERVES
                               for the years ended December 31, 1995, 1994 and 1993

- - --------------------------------------------------------------------------------------------------------
        Column A             Column B             Column C             Column D             Column E
- - --------------------------------------------------------------------------------------------------------
                            Balance at            Additions
       Description         Beginning of       Charged to Costs                            Balance End of
                              Period            and Expenses          Deductions             Period
- - --------------------------------------------------------------------------------------------------------
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