Form 10-Q
period 1996-03-31
GRAFF PAY PER VIEW INC /DE/
filed 1996-05-15
CIK 839431

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 1996

OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR
         15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission file number                 0-21150

                             GRAFF PAY-PER-VIEW INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE                                                   11-2917462
(STATE OF OTHER JURISDICTION OF                            (I.R.S. EMPLOYER
OR ORGANIZATION)                                           IDENTIFICATION NO.)

                        536 BROADWAY, NEW YORK, NY 10012
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (212) 941-1434
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.


Yes  X          No
    ---

Number of outstanding of Registrant's Common Stock as of May 1, 1996: 11,385,928

                                                      PART I

ITEM 1:  FINANCIAL STATEMENTS
GRAFF PAY-PER-VIEW INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                                MARCH 31,         December 31,
                                                                                     1996                 1995
     ----------------------------------------------------------------------------------------------------------
                                                                              (UNAUDITED)
      Assets
     Current assets:
        Cash and cash equivalents                                              $1,008,237           $1,483,088
        Accounts receivable, net of allowance for doubtful accounts             7,262,382            7,835,696
        Income tax refunds receivable                                             570,000              570,000
        Film and CD-ROM costs, net                                                213,689              400,000
        Prepaid expenses and other current assets                               2,128,564            2,391,121
        Deferred subscription costs                                               392,439              511,368
        Due from related parties                                                  345,227              364,019
        Investment in TeleSelect, asset held for sale                           3,177,131            3,177,131
                                                                       -------------------  -------------------
                                      Total current assets                     15,097,669           16,732,423

     Property and equipment, net of accumulated depreciation                   69,062,869           70,770,526
     Due from related parties                                                     638,665              621,293
     Library of movies                                                          3,143,289            2,990,138
     Cost in excess of net assets acquired, net of
        accumulated amortization                                               10,640,869           10,961,420
     Other assets                                                                 445,214              402,199
                                                                       -------------------  -------------------
                                      Total assets                            $99,028,575         $102,477,999
                                                                       ===================  ===================

     Liabilities and Stockholders' Equity Current liabilities:
        Current portion of obligations under capital leases                    $4,103,940           $3,978,024
        Current portion of long-term debt                                      17,047,958            2,540,444
        Royalties payable                                                       2,211,506            2,610,744
        Accounts payable                                                        2,517,038            3,721,815
        Accrued expenses payable                                                2,603,332            2,241,170
        Current portion of accrued restructuring costs                          1,709,493            2,205,010
        Deferred subscription revenue                                           1,834,485            2,336,952
                                                                       -------------------  -------------------
                                      Total current liabilities                32,027,752           19,634,159

     Obligations under capital leases                                          56,102,724           56,230,294
     Long-term debt                                                             2,158,495           16,896,686
     Accrued restructuring costs                                                1,300,000            1,450,000
     Deferred compensation                                                        221,721              197,919
                                                                       ------------------   -------------------
                                      Total liabilities                        91,810,692           94,409,058
                                                                       -------------------  -------------------

     Minority Interest                                                            834,768
                                                                       -------------------

     Stockholders' equity
        Common stock, $.01 par value; authorized 25,000,000
           shares; 11,383,928 and 11,357,928 shares
           and outstanding at March 31, 1996 and
           December 31, 1995,  respectively                                       113,839              113,579
         Additional paid-in capital                                            23,023,749           22,997,350
         Unearned compensation                                                 (1,246,743)          (1,323,074)
         Accumulated (deficit)                                                (15,048,822)         (13,437,775)
         Cumulative translation adjustments                                        27,816              209,609
                                                                       -------------------  -------------------
                                                                                6,869,839            8,559,689
         Stockholders' loan collateralized by common stock                       (486,724)            (490,748)
                                                                       -------------------  -------------------
                      Total stockholders' equity                                6,383,115            8,068,941
                                                                       -------------------  -------------------
                      Total liabilities and stockholders' equity              $99,028,575         $102,477,999
                                                                       ===================  ===================

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                             FINANCIAL STATEMENTS.


GRAFF PAY-PER-VIEW INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)


                                                                             THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                       1996                      1995
                                                                       ----                      ----

                                                              -----------------------    ----------------------
Revenues:                                                                $10,071,735               $12,957,262
                                                              -----------------------    ----------------------

Operating expenses:
    Cost of goods sold                                                       111,232                   124,524
    Salaries, wages and benefits                                           2,589,475                 2,614,935
    Producer royalties and film cost amortization                          1,376,693                 1,626,955
    Satellite, uplinking and playback expenses                             1,110,775                 2,886,317
    Selling, general and administrative expenses                           2,867,724                 4,068,287
    Depreciation of fixed assets and amortization of
       goodwill                                                            2,021,275                   606,310
                                                              -----------------------    ----------------------

         Operating expenses                                               10,077,174                11,927,328
                                                              -----------------------    ----------------------

                   Total income (loss) from operations                        (5,439)                1,029,934

Interest expense                                                           1,728,803                   217,861
Minority Interest                                                           (165,232)
                                                              -----------------------    ----------------------

Income (loss) before provision for income taxes                           (1,569,010)                  812,073

Provision for income taxes                                                    42,037                   306,634
                                                              -----------------------    ----------------------

                   Net income (loss)                                      (1,611,047)                 $505,439
                                                              =======================    ======================

Earnings (loss) per common and common
    equivalent share, primary                                                 ($0.14)                    $0.04
                                                              =======================    ======================

Earnings per common and common equivalent
    share, assuming full dilution                                                                        $0.04
                                                                                         ======================

Weighted average number of shares outstanding,
    primary                                                               11,369,181                12,767,210
                                                              =======================    ======================

Weighted average number of shares outstanding,
    assuming full dilution                                                                          12,855,467
                                                                                         ======================








        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                             FINANCIAL STATEMENTS.

GRAFF PAY-PER-VIEW AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 1996
(UNAUDITED)
- --------------------------------------------------------------------------------




                                                                     ADDITIONAL
                                                                      PAID-IN              UNEARNED
                                               COMMON STOCK           CAPITAL            COMPENSATION
                                              ---------------     ---------------     ------------------
Balance, January 1, 1996                            $113,579         $22,997,350           ($1,323,074)

Shares issued in connection with
   the exercise of employee options                      260              26,399

Pro rata share of restricted stock
   granted to executive officers                                                               76,331

Net loss for the period

Foreign currency translation
   adjustment
                                              ---------------     ---------------     ------------------
                                                     113,839          23,023,749           (1,246,743)
Less shareholders' loans
                                              ===============     ===============     ==================
Balance at March 31, 1996                           $113,839         $23,023,749          ($1,246,743)
                                              ===============     ===============     ==================





                                                                     FOREIGN
                                                                     CURRENCY
                                               ACCUMULATED          TRANSACTION
                                                 DEFICIT             ADJUSTMENT            TOTAL
                                              ---------------     ---------------     ---------------
Balance, January 1, 1996                       ($13,437,775)            $209,609          $8,559,689

Shares issued in connection with
   the exercise of employee options                                                           26,659

Pro rata share of restricted stock
   granted to executive officers                                                              76,331

Net loss for the period                           (1,611,047)                             (1,611,047)

Foreign currency translation
   adjustment                                                           (181,793)           (181,793)
                                              ---------------     ---------------     ---------------
                                                 (15,048,822)             27,816          (6,869,839)
Less shareholders' loans                                                                    (486,724)
                                              ===============     ===============     ===============
Balance at March 31, 1996                       $(15,048,822)            $27,816          $6,383,115
                                              ===============     ===============     ===============






                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                  OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GRAFF PAY-PER-VIEW INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                                   THREE MONTHS ENDED
                                                                                                        MARCH 31,
                                                                                                   1996               1995
                                                                                                   ----               ----
Cash flows from operating activities:
    Net income (loss)                                                                       ($1,611,047)           $505,439
                                                                                      ------------------    ----------------

Adjustments to reconcile net income to net cash used in operating activities:
    Minority interest                                                                          (165,231)
    Other, net                                                                                                       31,512
    Depreciation and amortization of fixed assets                                             1,860,116             383,171
    Amortization of goodwill                                                                    161,197             223,138
    Amortization of film costs and CD-ROM costs                                                 186,311             436,981
    Amortization of library of movies                                                           313,849             245,541
    Contributed capital                                                                                              46,300
    Provision for bad debts                                                                      32,699               8,000
    Deferred compensation expense                                                                23,802              16,388
    Changes in assets and liabilities:
         Decrease (increase) in accounts receivable                                             540,615            (136,517)
         Increase in film and cd-rom costs                                                                       (1,029,230)
         Decrease (increase) in prepaid expenses and other current                              262,557          (1,608,315)
         Assets
         Decrease (increase) in deferred subscription cost                                      118,929            (182,540)
         (Increase) decrease in other assets                                                    (43,015)             97,573
         Decrease in royalties payable                                                         (399,238)            (30,371)
         (Decrease) increase in accounts payable and accrued expenses                          (788,725)            594,675
         (Decrease) increase in deferred subscription revenue                                  (502,467)            471,308
         Decrease in accrued restructuring costs                                               (645,516)
                                                                                     -------------------   ------------------
                   Total adjustments                                                            995,883            (432,386)
                                                                                     -------------------   ------------------

                   Net cash (used in)  provided by operating activities                        (655,164)             73,053
                                                                                     -------------------   ------------------

Cash flows from investing activities:
    Purchase of property and equipment                                                         (152,459)         (1,253,201)
    Investment in library of movies                                                            (467,000)           (349,806)
                                                                                     -------------------    -----------------
                  Net cash used in investing activities                                        (619,459)         (1,603,007)
                                                                                     -------------------    -----------------

Cash flows from financing activities:
    Proceeds from the issuance of common stock and detachable  warrants                          26,659               7,750
    Proceeds from capital contributed to cvsp by a third party                                1,000,000
    Proceeds from the issuance of debt                                                          120,000           1,785,493
    Decrease (increase) in loans receivable from related parties                                  5,444             (59,753)
    Repayment of long-term debt                                                                (352,311)           (617,528)
                                                                                    --------------------    -----------------
                   Net cash provided by financing activities                                    799,772           1,115,962
                                                                                    --------------------    -----------------

                   Net decrease in cash and cash equivalents                                   (474,851)           (413,992)

Cash and cash equivalents, beginning of the period                                            1,483,088           1,598,282
                                                                                    --------------------    -----------------

                   Cash and cash equivalents, end of the period                              $1,008,237          $1,184,290
                                                                                    ====================    =================

Supplemental schedule of non-cash items:

Equity adjustment on translation on foreign currency                                           $181,793
                                                                                    ====================

Vesting of 177,000 shares of restricted stock to senior management of
    which $76,331 was recognized as compensation expense                                        $76,331
                                                                                    ====================

                          THE ACCOMPANYING NOTES ARE AN
           INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GRAFF PAY-PER-VIEW INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 1996
- --------------------------------------------------------------------------------
(UNAUDITED)


1. In the opinion of Graff Pay-Per-View Inc. and its wholly-owned subsidiaries and majority-owned affiliates (the "Company"), the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1996 and the results of operations and cash flows for the three months then ended.

2. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

3. The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1995 annual report on Form 10K/A-1.

4. The following reconciles revenue and earnings for the three months ended March 31, 1995 as previously reported by the Company with the combined amounts currently presented in the Statement of Operations:

                               PREVIOUSLY
                                 STATED              AEC               SEG            RESTATED
                              --------------    --------------    --------------    --------------
Revenue                         $10,616,464        $1,002,819        $1,337,979       $12,957,262
Net Income                         $625,996         ($44,089)         ($76,468)          $505,439
EPS-Primary                           $0.06                 -                 -             $0.04
Weighted Average Number
of Shares Outstanding -
Primary                          11,247,210           820,000           700,000        12,767,210

5. On March 6, 1996, the Company contributed the assets of the CABLE VIDEO STORE Network and certain other assets to CVS Partners, a newly formed partnership owned 75% by the Company and 25% by WilTech Cable Television Services, Inc. ("WCTV"), a wholly-owned subsidiary of the WilTech Group, Inc. ("WilTech"). WilTech has two calls to acquire portions of the Company's partnership interest in CVS Partners at formula determined prices; if both calls are exercised, the Company's partnership interest will be reduced to 20%. As part of the contribution, the Company entered into a Services Agreement with CVS Partners to

GRAFF PAY-PER-VIEW INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 1996
- --------------------------------------------------------------------------------
(UNAUDITED) - CONTINUED


provide certain sales, marketing, administrative and operational services to CVS Partners and granted CVS Partners a royalty free license of the CABLE VIDEO STORE name and related identity. WCTV is required to contribute approximately $2.6 million to CVS Partners' capital (of which $1 million has been contributed as of March 31, 1996), part in cash and part by a credit for services to be provided to CVS Partners pursuant to Services Agreement between WilTech and CVS Partners.

6. The Company, Philips Media B.V. ("Phillips") and Royal PTT Netherlands NV ("KPN") established TeleSelect B.V. ("TeleSelect"), a Netherlands joint venture, to create joint ventures with European cable operators to enable them to provide conditional access services such as pay-per-view, near video on demand and electronic retailing to their subscribers. On April 3, 1996, the Company sold its TeleSelect interest to Philips and KPN for $3.2 million. $1 million of the proceeds were utilized to pay down long-term debt and the remaining funds were utilized for working capital.

7. The Company has a line of credit from Midlantic Bank, N.A. ("Midlantic") which has been fully drawn, and amounts to $15.0 million. At December 31, 1995, the Company had violated certain financial covenants. Pursuant to a Third Amendatory Agreement dated March 29, 1996, Midlantic has waived these violations through the date of the agreement, eliminated all of the financial covenants for the balance of the loan's term except for two financial covenants, net worth and cash flow requirements, which were revised in accordance with the Company's projections, extended the term of the loan until January 2, 1997 and consented to certain transactions.

8. The accompanying financial statements have been prepared assuming that the Company will be able to meet its obligations in the ordinary course of business. Management believes that the restructuring undertaken at the end of 1995 and the during the first quarter of 1996 and further planned reductions in overhead and labor costs will contribute towards achieving improved cash flows and operating results. The Company has incurred a $5,439 loss from operations for the three months ending March 31, 1996 and currently funds its operations from cash flow. While the Company is servicing the interest on its line of credit from Midlantic, the Company does not currently have the resources available to repay the principal of this obligation when it matures on January 2, 1997. The Company is in negotiation to secure alternative financing to repay all or a portion of the Midlantic indebtedness with such financing.

ITEM 2:  MANAGEMENT DISCUSSION AND ANALYSIS OF
GRAFF PAY-PER-VIEW INC. AND SUBSIDIARIES
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
- --------------------------------------------------------------------------------

RESULTS OF OPERATIONS

THIS REPORT CONTAINS FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND 21E OF THE SECURITIES ACT OF 1934. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS.

         The Consolidated Statements of Operations include the results of Adam & Eve Communications, Inc. ("AEC"), which was acquired by merger on April 13, 1995, into a wholly-owned subsidiary and Spector Entertainment Group, Inc., ("SEG") a wholly-owned subsidiary, which was acquired by merger on August 31, 1995 and CVS Partners, a partnership in which the Company owns, since March 1, 1995, a 75% interest. The AEC and SEG acquisitions were accounted for as pooling of interests, whereby the financial statements for all the periods prior to the combination were restated to reflect the combined operations.

REVENUES

         Total revenues for the three months ended March 31, 1996 decreased by approximately $2.9 million (22.3%) to approximately $10.1 million compared to total revenues of approximately $13.0 million for the three months ended March 31, 1995. The decrease in revenue is primarily attributable to a decline in revenues from the Company's adult networks in the domestic C-Band direct to home ("DTH") and the United Kingdom DTH markets. Revenues from film and television licenses of programming produced and/or distributed by CPV Productions, Inc. ("CPV") also declined as a result of the Company's suspension of production activities as a part of the Company's restructuring plan.

         In the domestic C-band DTH market, several competing adult explicit services were launched during 1994 and 1995. The explicit adult services compete directly with the Spice and the Adam & Eve Channel (the "SPICE Networks") in the domestic C-band DTH market and have resulted in a decline in revenues of approximately $1.6 million or 73.8% for the three months ended March 31, 1996 as compared to the same period for 1995 in this market. These explicit adult services are not currently distributed by cable operators and therefore, do not have an impact on the SPICE Networks' revenues in the cable market. The Company is exploring various strategies in the C-Band DTH market to combat the loss of revenues.

         In the United Kingdom, two new competing adult services were launched in the second half of 1995. The new adult services compete directly with THE ADULT CHANNEL, the Company's United Kingdom satellite delivered adult network and have resulted in a decline in revenues of approximately $595,000 or 24.3% for the three months ended March 31, 1996 as compared to the same period in 1995.

ITEM 2:  MANAGEMENT DISCUSSION AND ANALYSIS OF
GRAFF PAY-PER-VIEW INC. AND SUBSIDIARIES
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


         The Company realized $220,000 of revenues from the direct broadcast satellite system ("DBS") market for the quarter ended March 31, 1996. The Company did not realize any revenues from distribution of the Spice Networks during the quarter ended March 31, 1995 from this market. The Company anticipates that there will be rapid growth in the domestic DBS market.

          Revenues from the SPICE Networks cable market decreased approximately $266,000 or 6% for the three months ended March 31, 1996 as compared to the same period in 1995. The Company was able to increase the number of addressable households with access to the SPICE Networks by approximately 50% over the number of such addressable households at the end of the quarter ended March 31, 1995 even though the Company lost approximately 8% of its addressable subscriber base on July 1, 1995. The increase in addressable subscribers did not translate into significantly greater revenues due to normal delays in realizing revenues from new subscribers and a reduction in the Company's share of revenues from cable sales of Spice. This reduction is a result of increased competition in the Company's market segment and the growing concentration in the ownership of cable systems.

SALARIES, WAGES AND BENEFITS

         Salaries, wages and benefits decreased by approximately $25,000 or 1% to approximately $2.6 million for the three months ended March 31, 1996 as compared to the same period in 1995. Salaries did not decline significantly for the period ending March 31, 1996 compared to a similar period in 1995 because the reduction in salaries from the restructuring plan were primarily attributable to employees hired during the second half of the year. The Company expects to realize substantial reductions in salaries, wages and benefits from the restructuring plan in the second half of 1996.

PRODUCER ROYALTIES

         Producer royalties and film cost amortization in the three months ended March 31, 1996 have decreased by approximately $250,000 or 15.4% as compared to the same period in 1995. The decline is primarily attributable to the reduction in film cost amortization resulting from the provision to write down CPV's film and CD-ROM costs in the fourth quarter of 1995.

SATELLITE, PLAYBACK AND UPLINK EXPENSES

TRANSPONDER LEASE In December, 1995, the Company entered into a service agreement with AT&T for the use of 5 transponders on Telstar 402R for the satellite's useful life, estimated to be 12 years. The Company is using the transponders for broadcast of its domestic networks and the SEG services. The transponder agreement is being accounted for as a capital lease as required by

ITEM 2:  MANAGEMENT DISCUSSION AND ANALYSIS OF
GRAFF PAY-PER-VIEW INC. AND SUBSIDIARIES
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


Statement of Financial and Accounting Standards No. 13, "Accounting for Leases". As a result, the Company depreciates, on the straight-line method, the amount equal to the present value of the expected future minimum lease payments at the lease inception which amounted to $58.7 million and recognizes interest expense which declines over the satellite's 12 years useful life. For the quarter ending March 31, 1996 the Company recognized total expenses attributable to the lease of approximately $2.6 million comprised of depreciation expense of approximately $1.3 million and interest expense of approximately $1.3 million. Had the lease been accounted for as an operating lease, the Company would have recognized approximately $500,000 less in total expenses attributable to the AT&T transponder lease during the first quarter of 1996.

         Satellite, playback and uplink expenses for the three months ended March 31, 1996 have decreased by approximately $1. 8 million or 61.5% as compared to the same period in 1995. The decrease is primarily attributable to the accounting treatment of the AT&T transponders lease as a capital lease as compared to the treatment during the first quarter of 1995 when domestic transponder expenses were accounted for as an operating lease (see "Transponder Lease").

         Had the AT&T lease been accounted for as an operating lease, the Company's satellite expense for the three months ended March 31, 1996 would have increased by approximately $300,000 or 10% as compared to the same period in 1995. The increase, which would have occurred, is primarily due to the increase in the number of domestic transponders used by the Company which is offset by a reduction in the per transponder cost of domestic transponders and an increase in foreign transponder costs attributable to the launch of a new European adult network, EUROTICA. (The Company's European transponders are accounted for as operating leases.)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses for the three months ended March 31, 1996 have decreased by approximately $1.2 million or 29.5% to $2.9 million as compared to the same period in 1995. The decrease is primarily attributable to the implementation of the restructuring plan which resulted in significant reduction or the elimination of various selling, general and administrative expenses. These include expenses associated with CPV, The Home Video Channel, Limited, the exploration of new business opportunities including non-network opportunities in Europe, travel and entertainment, and other corporate overhead expenses. Offsetting these reductions was an increase in marketing, advertising and sales promotion expenses undertaken to maintain and increase the SPICE Networks subscriber base.

ITEM 2:  MANAGEMENT DISCUSSION AND ANALYSIS OF
GRAFF PAY-PER-VIEW INC. AND SUBSIDIARIES
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

DEPRECIATION OF FIXED ASSETS AND AMORTIZATION OF GOODWILL

         Depreciation of fixed assets and the amortization of goodwill increased by approximately $1.4 million or 233.4% to approximately $2.0 million for the three months ended March 31, 1996 as compared to the same period in 1995. Approximately $1.3 million of the increase is attributable to accounting for the AT&T transponder lease as a capital lease.

INTEREST EXPENSE

         Interest expense has increased by approximately $1.5 million or 693.5% to approximately $1.7 million for the three months ended March 31, 1996 as compared to the same period in 1995. Approximately $1.3 million of the increase is attributable to accounting for the AT&T transponder lease as a capital lease and $280,000 of the increase is attributable to additional borrowings under the line of credit from Midlantic which was offset by a reduction in other interest expenses.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 1996, the Company had a working capital deficit of approximately $16.9 million compared to $2.9 million at December 31, 1995. The decrease in working capital is primarily attributable to the classification of all of the $15.6 million of the Midlantic loan as current at March 31, 1996 as compared to only $1.1 million classified as current and $14.5 million classified as long-term at December 31, 1995.

         The Company has a line of credit from Midlantic which has been fully drawn and amounts to $15.0 million. At December 31, 1995, the Company had violated certain covenants. Pursuant to a Third Amendatory Agreement dated March 29, 1996, Midlantic has waived these violations through the date of the agreement, eliminated all of the financial covenants for the balance of the loan's term except for two financial covenants, net worth and cash flow requirements, which were revised in accordance with the Company's projections, extended the term of the loan until January 2, 1997 and consented to certain transactions.

ITEM 2:  MANAGEMENT DISCUSSION AND ANALYSIS OF
GRAFF PAY-PER-VIEW INC. AND SUBSIDIARIES
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

         The Company has reduced expenses in the areas of salaries and overhead which currently allows the Company to fund day-to-day operations. The Company plans to continue to reduce expenses in the areas which the Company projects will have a positive impact on future liquidity. The Company is currently in discussions with parties and is evaluating its alternatives concerning additional financing to repay its bank debt and to fund the expansion of its core businesses and other future projects. There are no assurances that the Company will be able to secure alternate financing and to repay all or a portion of the Midlantic indebtedness with such financing.

         Stockholders' equity at March 31, 1996 was approximately $6.4 million compared to approximately $8.0 million on December 31, 1995. The decline in stockholders' equity was primarily attributable to interest expense of approximately $1.7 million (see "Transponder Lease") which was offset by a charge to minority interest in the amount of approximately $165,000. The Company's loss from operations was approximately $5,000 for the three months ended March 31, 1996.

         Net cash used in operating activities was approximately $700,000 for the three months ended March 31, 1996 as compared to net cash provided from operating activities of approximately $73,000 for the three months ended March 31, 1995. The decrease in cash from operating was primarily attributable to a net loss as compared to net income for the three months ending March 31, 1996 and 1995, respectively. Also contributing to the decline in cash from operating activities was the net decrease in combined accounts payable accrued expenses, and a decrease in accrued restructuring costs and the deferred subscription revenue. Offsetting these declines to cash from operating activities were decreases in prepaid expenses and other current assets, accounts receivable, and Film and CD-ROM costs and an increase in depreciation and amortization expenses.

         Net cash used in investing activities was approximately $600,000 for the three months ended March 31, 1996 as compared to approximately $1.6 million for the three months ended March 31, 1995. The decrease in cash used in investing activities is primarily attributable to declines in purchases of property and equipment.

          Net cash provided by financing activities was approximately $800,000 for the three months ended March 31, 1996 as compared to approximately $1.1 million for the three months ended March 31, 1995. The decrease in cash provided from investing activities is primarily attributable to reduced borrowings from the Midlantic line of credit offset by $1 million contributed to CVS Partners by WCTV for the use of working capital.

          On April 3, 1996, the Company sold its TeleSelect interest to Philips and KPN for $3.2 million. $1 million of the proceeds were utilized to pay down long-term debt and the remaining funds were contributed to working capital.

                           PART II - OTHER INFORMATION


Item 6:  Exhibits and Reports on Form 8-K

         (a) Exhibits -                Exhibit - 27.01 Financial Data Schedule

         (b) Reports on Form 8-K -     None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

                                             GRAFF PAY-PER-VIEW INC.




                                             By:      /s/ J. Roger Faherty
                                                      ----------------------
                                                      J. Roger Faherty
                                                      Chairman & Chief
                                                      Executive Officer
                                                      (Principal Executive and
                                                      Financial Officer)



May 14, 1996