Form 10-Q
period 1996-06-30
GRAFF PAY PER VIEW INC /DE/
filed 1996-08-19
CIK 839431

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 1996

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


Yes           X            No

Number of shares outstanding of Registrant's Common Stock  as of July 31, 1996:
11,339,928

                                     PART I

ITEM 1:  FINANCIAL STATEMENTS
GRAFF PAY-PER-VIEW INC. and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                                 June 30,         December 31,
                                                                                     1996                 1995
     ----------------------------------------------------------------------------------------------------------
                                                                              (Unaudited)
      Assets
     Current assets:
        Cash and cash equivalents                                              $2,096,000           $1,483,000
        Accounts receivable, net of allowance for doubtful accounts             6,883,000            7,836,000
        Income tax refunds receivable                                             570,000              570,000
        Film and CD-ROM costs, net                                                 34,000              400,000
        Prepaid expenses and other current assets                               2,461,000            2,391,000
        Deferred subscription costs                                               273,000              511,000
        Due from related parties                                                  468,000              364,000
        Investment in TeleSelect, asset held for sale                                                3,177,000
                                                                       -------------------  -------------------
                                      Total current assets                     12,785,000           16,732,000

     Property and equipment, net of accumulated depreciation                   67,782,000           70,771,000
     Due from related parties                                                     507,000              621,000
     Library of movies                                                          3,429,000            2,990,000
     Cost in excess of net assets acquired, net of
        accumulated amortization                                               10,657,000           10,961,000
     Other assets                                                                 824,000              403,000
                                                                       -------------------  -------------------
                                      Total assets                            $95,984,000         $102,478,000
                                                                       ===================  ===================

     Liabilities and Stockholders' Equity Current liabilities:
        Current portion of obligations under capital leases                    $3,792,000           $3,978,000
        Current portion of long-term debt                                      15,669,000            2,540,000
        Royalties payable                                                       2,114,000            2,611,000
        Accounts payable                                                        4,047,000            3,722,000
        Accrued expenses payable                                                2,681,000            2,241,000
        Current portion of accrued restructuring costs                          1,271,000            2,205,000
        Deferred subscription revenue                                           1,463,000            2,337,000
                                                                       -------------------  -------------------
                                      Total current liabilities                31,037,000           19,634,000

     Obligations under capital leases                                          54,943,000           56,230,000
     Long-term debt                                                             1,421,000           16,897,000
     Accrued restructuring costs                                                1,050,000            1,450,000
     Deferred Income                                                              400,000
     Deferred compensation                                                        246,000              198,000
                                                                                            -------------------
                                                                       -------------------
                                      Total liabilities                        89,097,000           94,409,000
                                                                       -------------------  -------------------

     Minority Interest                                                            558,000
                                                                       -------------------

     Stockholders' equity
        Common stock, $.01 par value;  authorized 25,000,000 shares;  11,383,928 and 11,357,928 shares issued and outstanding at
           June 30, 1996 and December 31, 1995,  respectively                    113,000              114,000
         Additional paid-in capital                                           22,645,000           22,997,000
         Unearned compensation                                                  (879,000)          (1,323,000)
         Accumulated (deficit)                                               (15,266,000)         (13,438,000)
         Cumulative translation adjustments                                      193,000              210,000
                                                                       -------------------  -------------------
                                                                               6,806,000            8,560,000
         Stockholders' loan collateralized by common stock                      (477,000)            (491,000)
                                                                       -------------------  -------------------
         Total stockholders' equity                                            6,329,000            8,069,000
                                                                       -------------------  -------------------
         Total liabilities and stockholders' equity                          $95,984,000         $102,478,000
                                                                        ===================  ===================

        The accompanying notes are an integral part of these consolidated financial statements.


GRAFF PAY-PER-VIEW INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS of OPERATIONS
(Unaudited)


                                                                  THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                       JUNE 30,                        JUNE 30,

                                                              1996              1995              1996           1995
                                                              -------------------------------------------------------


Revenues:                                                $10,582,000      $13,692,000       $20,654,000   $26,649,000
                                                        ------------      ------------     ------------   -----------

Operating expenses:
    Cost of goods sold                                       236,000          315,000           347,000       440,000
    Salaries, wages and benefits                           2,513,000        2,696,000         5,102,000     5,311,000
    Producer royalties and film cost amortization          1,460,000        1,615,000         2,837,000     3,242,000
    Satellite, uplinking and playback expenses             1,059,000        3,140,000         2,170,000     6,572,000
    Selling, general and administrative expenses           2,961,000        4,527,000         5,829,000     8,594,000
    Depreciation of fixed assets and amortization
     of goodwill                                           2,051,000          652,000         4,072,000     1,258,000
                                                        ------------    -------------      ------------    ----------

         Operating expenses                               10,280,000       12,945,000        20,357,000    25,417,000
                                                        ------------    -------------      ------------    ----------

                   Total income  from operations             302,000          747,000           297,000     1,232,000

Interest expense                                           1,681,000          274,000         3,410,000       492,000
Minority Interest                                           (298,000)                          (463,000)
Gain on Disposition of AGN                                  (875,000)                          (875,000)
                                                        -------------   -------------      -------------   ----------

Income (loss) before provision for income taxes             (206,000)         473,000        (1,775,000)      740,000

Provision for income taxes                                    11,000          147,000            53,000       269,000
                                                        -------------  --------------      -------------   ----------

                   Net income (loss)                       ($217,000)        $326,000       ($1,828,000)     $471,000
                                                        =============  ==============      =============   ==========

Earnings (loss) per common and common
    equivalent share, primary                                 ($0.02)           $0.03            ($0.16)        $0.04
                                                        =============  ==============      =============   ==========

Earnings (loss) per common and common equivalent
    share, fully diluted                                                        $0.03                           $0.04
                                                                       ==============                      ==========

Weighted average number of shares outstanding,
    primary                                               11,366,000       12,543,000        11,362,000    12,566,000
                                                       =============   ==============     ==============   ===========

Weighted average number of shares outstanding,
    fully diluted                                                          12,543,000                      12,566,000
                                                                       ==============                      ===========








              The accompanying notes are an integral part of these
                       consolidated financial statements.

GRAFF PAY-PER-VIEW and SUBSIDIARIES
CONSOLIDATED STATEMENT of STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 1996
(Unaudited)






                                                                                                          Foreign
                                                        Additional                                        Currency
                                         Common          Paid-in           Unearned     Accumulated      Transaction
                                          Stock          Capital         Compensation     Deficit        Adjustment      Total
                                       ------------    -------------   -------------- ------------     -------------  ------------
Balance, January 1, 1996                 $114,000       $22,997,000     ($1,323,000)    ($13,438,000)     $210,000     $8,560,000

Shares issued in connection with
   the exercise of employee options                          27,000                                                        27,000

Pro rata share of Restricted Stock
   granted to executive officers                                             64,000                                        64,000

Cancellation of Restricted Stock
   issued to an executive officer          (1,000)         (379,000)        380,000

Net loss for the period                                                                  (1,828,000)                   (1,828,000)

Foreign currency translation
   adjustment                                                                                             (17,000)        (17,000)
                                       ------------  ---------------    -----------  ---------------  --------------  ------------
                                           113,000       22,645,000        (879,000)    (15,266,000)      193,000       6,806,000
Less shareholders' loans                                                                                                 (477,000)
                                       ============    ============      ===========  =============== =============   ============
Balance at June 30, 1996                  $113,000      $22,645,000       ($879,000)   ($15,266,000)     $193,000      $6,329,000
                                       ============    =============     ===========  =============== =============   ============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

GRAFF PAY-PER-VIEW INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                                     SIX MONTHS ENDED
                                                                                                          JUNE 30,

                                                                                                   1996                     1995
                                                                                                   ----                     ----
Cash flows from operating activities:
    Net income (loss)                                                                      ($1,828,000)                   $471,000
                                                                              --------------------------    ----------------------

Adjustments to reconcile net income to net cash used in operating activities:
    Minority interest                                                                         (463,000)
    Gain on disposition of AGN                                                                (875,000)
    Other, net                                                                                   31,000                      6,000
    Depreciation and amortization of fixed assets                                             3,750,000                    803,000
    Amortization of goodwill                                                                    322,000                    450,000
    Amortization of film costs and CD-ROM costs                                                 335,000                    832,000
    Amortization of library of movies                                                           629,000                    502,000
    Contributed capital                                                                                                     72,000
    Provision for bad debts                                                                      28,000                     78,000
    Deferred compensation expense                                                                47,000                     33,000
    Changes in assets and liabilities:
         Decrease in accounts receivable                                                        925,000                    158,000
         Decrease (increase ) in film and CD-ROM costs                                           31,000                 (2,133,000)
         Increase in prepaid expenses and other current  assets                                (55,000)                   (762,000)
         Decrease  in deferred subscription cost                                                238,000                     43,000
         (Increase) decrease in other assets                                                   (22,000)                     30,000
         (Decrease ) increase in royalties payable                                            (497,000)                    143,000
         Increase (decrease) in accounts payable and accrued expenses                           766,000                 (1,499,000)
         (Decrease) increase in deferred subscription revenue                                 (874,000)                  1,409,000
         Decrease in accrued restructuring costs                                            (1,334,000)
                                                                              --------------------------    ------------------------
                   Total adjustments                                                          2,982,000                    165,000
                                                                              --------------------------    ------------------------

                   Net cash provided by operating activities                                  1,154,000                    636,000
                                                                              --------------------------    ------------------------

Cash flows from investing activities:
    Purchase of property and equipment                                                        (741,000)                 (3,009,000)
    Investment in library of movies                                                           (983,000)                 (1,031,000)
    Investment in TeleSelect                                                                   (67,000)                   (799,000)
    Proceeds on sale of equipment                                                             3,244,000
                                                                              --------------------------    ------------------------
                                                                              --------------------------    ------------------------
                   Net cash (used in) provided by investing activities                        1,453,000                 (4,839,000)
                                                                              --------------------------    ------------------------

Cash flows from financing activities:
    Proceeds from the issuance of common stock and detachable  warrants                          27,000                     39,000
    Proceeds from capital contributed to CVSP by a third party                                1,000,000
    Proceeds from the issuance of debt                                                                                   5,335,000
    Decrease (increase) in loans receivable from related parties                                 25,000                   (320,000)
    Repayment of long-term debt                                                             (1,572,000)                 (1,136,000)
    Repayment of obligation under capital leases                                            (1,474,000)
                                                                              --------------------------    ------------------------
                   Net cash (used in) provided by financing activities                      (1,994,000)                  3,918,000
                                                                              --------------------------    ------------------------

                   Net increase (decrease) in cash and cash equivalents                         613,000                   (285,000)

Cash and cash equivalents, beginning of the period                                            1,483,000                  1,598,000
                                                                              --------------------------    ------------------------

                   Cash and cash equivalents, end of the period                              $2,096,000                 $1,313,000
                                                                              ==========================    ========================

Supplemental Schedule of non-cash items:

Equity adjustment on translation on foreign currency                                            $17,000                   $380,000
                                                                              ==========================    ========================

Compensation expense from capital associated with the vesting of shares
    of restricted stock granted to the senior management                                        $64,000
                                                                              ==========================


              The accompanying notes are an integral part of these
                       consolidated financial statements.

GRAFF PAY-PER-VIEW INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 1996


1. In the opinion of Graff Pay-Per-View Inc. and its wholly-owned subsidiaries and majority-owned affiliates (the "Company"), the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1996 and the results of operations and cash flows for the three and six months then ended.

2. The results of operations for the three and six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

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

     4. In early 1995, the Company entered into an agreement with AT&T to provide satellite services for its domestic networks. The purpose of this new agreement was twofold: 1) to replace the existing service provider which was at a much higher per transponder rate and, 2) to transition the Company's transponder requirements to AT&T's new Telstar 402R satellite which was scheduled to be in operation by December 1995. During the transition period (which occurred in the first half of 1995) the Company incurred from the existing satellite provider approximately $1.0 million of added satellite costs by providing dual satellite coverage to its customers thereby ensuring continuous service. The accounting treatment accorded these additional costs during the interim periods of 1995 was inconsistent with generally accepted accounting principles. Accordingly, the Company has restated the quarterly results of operations for 1995. The effect of this restatement was to reduce net income for the six months and three months ended June 30, 1995 by $0.6 million or $.05 per share and $0.3 million or $.02 per share, respectively. This restatement will continue for the third and fourth quarters of 1995 when the reduction of net income reflected during the first half of 1995 will reverse itself.

     In addition, in the second quarter of 1995, The Home Video Channel, Ltd. ("HVC") the Company's wholly-owned U.K. subsidiary received free satellite services as an inducement from its satellite provider to move from one transponder to another within the same satellite grouping. The free satellite time was not reflected in the 1995 financial statements in accordance with generally accepted accounting principles. Accordingly, the Company has also restated the results of operation for 1995 to properly reflect these free satellite services. The effect of this restatement was to reduce net income for both the six months and three months ended June 30, 1995 by $0.2 million or $.02 per share.

GRAFF PAY-PER-VIEW INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 1996 - Continued



     5. The following summary is presented to reconcile revenue and earnings for the three and six months ended June 30, 1995 as previously reported by the Company with the amounts currently presented in the Statement of Operations due to the acquisition of Spector Entertainment Group, Inc. ("SEG") on August 31, 1995 (which was accounted for as a pooling of interests) as well as the correction of certain accounting treatments (see Note 4):

For the Six Months Ended June 30, 1995

                                                                      Correction of
                                Previously                              Accounting
                                  Stated                SEG             Treatment           Restated
                              ----------------    ----------------    ---------------    ----------------
Revenue                           $23,084,000          $3,565,000          $ -               $26,649,000
Net Income                         $1,027,000            $264,000         ($820,000)            $471,000
EPS-Primary                             $0.09            -                   ($0.07)               $0.04
Weighted Average Number
of Shares Outstanding -
Primary                            11,866,000             700,000                             12,566,000

For the Three Months Ended June 30, 1995
                                                                      Correction of
                                Previously                              Accounting
                                  Stated                SEG             Treatment           Restated
                              ----------------    ----------------    ---------------    ----------------
Revenue                           $11,465,000          $2,227,000          $ -               $13,692,000
Net Income                           $445,000            $341,000         ($460,000)            $326,000
EPS-Primary                             $0.04            -                   ($0.04)               $0.03
Weighted Average Number
of Shares Outstanding -
Primary                            11,843,000             700,000           -                 12,543,000

6. On March 6, 1996, the Company contributed the assets of the CABLE VIDEO STORE network and certain other assets to CVS Partners, a newly formed partnership owned 75% by the Company and 25% by WilTech Cable Television Services, Inc. ("WCTV"), a wholly-owned subsidiary of The WilTech Group, Inc. ("WilTech"). WCTV has two calls to acquire portions of the Company's partnership interest in CVS Partners at formula determined prices; if both calls are exercised, the Company's partnership interest will be reduced to 20%.


         As part of the contribution, the Company entered into a Services Agreement with CVS Partners to provide certain sales, marketing, administrative and operational services to CVS Partners and granted CVS Partners a royalty free license of the CABLE VIDEO STORE name and related identity. WCTV is required to contribute approximately $2.6 million to CVS Partners' capital (of which $1.0 million has been contributed as of June 30, 1996), part in cash and part by a credit for services to be provided to CVS Partners pursuant to Services Agreement between Vyvx, Inc., an affiliate of WCTV, and CVS Partners to provide services relating to the installation and operation of video file services, transmission services, satellite uplink services and local access services from the playback to the uplink facility.


7. The Company, Phillips Media B.V. ("Phillips") and Royal PTT Netherlands NV ("KPN") established TeleSelect B.V. ("TeleSelect"), a Netherlands joint venture, to create joint ventures with European cable operators to enable them to provide conditional access services. On April 3, 1996, the Company sold its TeleSelect interest to Phillips and KPN for $3.2 million, an amount roughly equal to its cash investment in TeleSelect. One million dollars of the proceeds were utilized to pay down long-term debt and the remaining funds were used for working capital.


8. The Company has a line of credit from Midlantic Bank, N.A. ("Midlantic") which at June 30, 1996 amounts to $14.6 million. No further funds are available. At December 31, 1995, the Company had violated certain financial covenants. Pursuant to a Third Amendatory Agreement dated March 29, 1996, Midlantic has (i) extended the term of the loan until January 2, 1997, (ii) waived certain financial covenant violations through the date of the agreement and (iii) eliminated all of the financial covenants for the balance of the loan's term except for the net worth covenant and a covenant requiring the Company to maintain specified levels of cash flows. The revised net worth covenant, which was revised in accordance with the Company's projections, requires the Company to maintain a net worth of at least $6.75 million as of December 31, 1995, $5.75 million from January 1, 1996 through June 29, 1996 and at least $6.0 million through January 2, 1997. The cash flow covenant requires the Company to maintain specified levels of cash flows in accordance with a cash flow report prepared by the Company and approved by Midlantic. Midlantic also consented to certain transactions relating to the restructuring and other transactions.

9. The accompanying financial statements have been prepared assuming that the Company will be able to meet its obligations in the ordinary course of business. Management believes that the restructuring undertaken at the end of 1995 and the during the first quarter of 1996 and further planned reductions in overhead and labor costs will contribute towards achieving improved cash flows and operating results. The Company reported income from operations of $297,000 for the six months ending June 30, 1996 and currently funds its operations from cash flows. While the Company is servicing the interest on its line of credit from Midlantic, the Company does not currently have the resources available to repay the principal of this obligation when it matures on January 2, 1997. When the loan matures, the Company will be required to obtain replacement financing or alternative sources of capital. There is no assurance that the Company will be able to obtain such financing or, if obtained, that the terms of any such financing or alternative sources of capital will not be more costly then the Company's current cost of capital. Midlantic has liens on substantially all of the Company's assets. If the Company is unable to locate replacement financing, Midlantic could exercise its rights as a secured creditor and foreclose on its lien or force the Company into bankruptcy.

10. The accrued restructuring reserve at January 1, 1996, March 31, 1996 and June 30, 1996 was approximately $3.7 million, $3.0 million and $2.3 million, respectively. The accrued restructuring reserve is comprised of corporate level restructuring and the suspension of production activities formerly conducted by CPV Productions, Inc. ("CPV"). Each component involved contraction of the Company's workforce and facilities and other miscellaneous costs associated with the restructuring. The balances of each component at December 31, 1995, March 31, 1996 and June 30, 1996 were as follows:

                                                      December 31,                 March 31,                   June 30,
Corporate                                                     1995                      1996                       1996
                                             ----------------------    ----------------------    -----------------------
         Salaries                                       $2,750,000                $2,454,000                 $2,045,000
         Facilities and Other                              250,000                   144,000                     84,000
CPV
         Salaries                                          464,000                   326,000                    175,000
         Facilities and Other                              191,000                    85,000                     17,000
                                             ----------------------    ----------------------    -----------------------
                        Total                           $3,655,000                $3,009,000                 $2,321,000
                                             ----------------------    ----------------------    -----------------------


     11. Pursuant to a joint venture agreement dated June 28, 1995, the Company formed American Gaming Network, J.V. ("AGN") with TV Games, Inc. ("TVG"), a wholly-owned subsidiary of Multimedia Games, Inc. ("MGAM"), to jointly develop and promote high stakes proxy play Class II tribal bingo games. The Company contributed approximately $1.4 million of intellectual property and working capital to AGN's capital. The Company had acquired the intellectual property from MGAM for cash and notes. In related transactions, the Company acquired for cash and notes 275,000 shares of MGAM's outstanding stock and a warrant to acquire an additional 175,000 shares at an exercise price of $3.50 per share. The parties were unable to agree on a business plan or a strategy for going forward with AGN.

         Pursuant to a Purchase Agreement dated June 28, 1996, the parties resolved their differences with the Company giving up its interest in AGN and the 275,000 shares of MGAM stock in exchange for (i) the cancellation of an aggregate of $775,000 of liabilities owed to MGAM and TVG, (ii) $100,000 pursuant to a note due on July 25, 1996 and (iii) $400,000 due pursuant to a note due in three years. The Company retained a warrant to acquire 175,000 shares of common stock of MGAM stock and the parties released each other. Due to the likelihood that the parties would not proceed forward with AGN and as part of the Company's restructuring at December 31, 1995, the Company wrote off its investment in AGN and the MGAM stock. As a result of the foregoing transaction, the Company recognized a nonrecurring gain of $875,000 in the second quarter and will recognize an additional nonrecurring gain of $400,000 when the $400,000 note is paid.

12. Pursuant to an Equipment Lease dated August 14, 1996, the Company leased approximately $1.7 million of equipment from Vendor Capital Group. The lease will be accounted for as a capital lease. The equipment included a Digicipher encoder and approximately 1,200 decoder boxes which are being provided to the Company's cable systems customers. This equipment will enable the Company to digitally compress its domestic television networks, freeing up two transponders for other uses.

Item 2:  Management Discussion and Analysis of
Graff Pay-Per-View Inc. and Subsidiaries
Financial Condition and Results of Operations


Results of Operations

         The Consolidated Statements of Operations include the results of Spector Entertainment Group, Inc., ("SEG") a wholly-owned subsidiary, which was acquired by merger on August 31, 1995 and CVS Partners, a partnership in which the Company owns, since March 1, 1996, a 75% interest. The SEG acquisition was accounted for as pooling of interest, whereby the financial statements for all the periods prior to the combination were restated to reflect the combined operations.

Revenues

     Total revenues for the six months ended June 30, 1996 decreased by approximately $6.0 million (22.5%) to approximately $20.7 million compared to total revenues of approximately $26.6 million for the six months ended June 30, 1995. Total revenues for the three months ended June 30, 1996 decreased by approximately $3.1 million (22.7%) to approximately $10.6 million compared to total revenue of approximately $13.7 million for the three months ended June 30, 1995. The decrease in revenue is primarily attributable to a decline in revenues from the Company's adult networks in the domestic C-Band direct to home ("TVRO") market, the United Kingdom direct to home markets and the curtailment of film and television production and distribution by CPV as a part of the Company's restructuring plan. Offsetting these declines were revenues from the domestic direct broadcast satellite system market and EUROTICA, the Company's recently launched European satellite delivered network, of $1.1 million and $0.6 million for the six month and three month periods, ending June 30, 1996, respectively. The Company did not realize revenues from either of these sources during the corresponding prior year periods.

         In the domestic C-band TVRO market, several competing adult explicit services were launched during 1994 and 1995. The explicit adult services compete directly with the SPICE and THE ADAM & EVE CHANNEL (the "SPICE Networks") in the domestic C-band TVRO market and have resulted in a decline in revenues of approximately $2.8 million and $1.3 million for the six and three months ended June 30, 1996 as compared to the same periods for 1995 in this market. These explicit adult services are not distributed by cable operators and therefore, do not have an impact on the SPICE Networks' revenues in the cable market. As a result of this decline in revenues, the Company will cease distributing the SPICE Networks as analog services commencing September 1, 1996, effectively removing approximately $125,000 of revenues a month. The Company is exploring various strategies in the C-Band TVRO market to combat the loss of revenues.

Item 2:  Management Discussion and Analysis of
Graff Pay-Per-View Inc. and Subsidiaries
Financial Condition and Results of Operations - Continued



         In the United Kingdom, two new competing adult services were launched in the second half of 1995. The new adult services compete directly with THE ADULT CHANNEL, the Company's United Kingdom satellite delivered adult network. In addition, THE ADULT CHANNEL switched satellites to a satellite which could not be viewed by several of its existing subscribers. These two factors have resulted in a decline in revenues of approximately $1.9 million and $1.0 million for the six and three months periods ended June 30, 1996, respectively, as compared to the same period in 1995.

         Revenues from the SPICE Networks cable market decreased by approximately $0.6 million and $0.3 million for the six and three month periods ended June 30, 1996 , respectively, as compared to the same periods in 1995. The Company was able to increase the number of addressable households with access to the SPICE Networks at June 30, 1996 by approximately 11% over the number of such addressable households at June 30, 1995 even though the Company lost approximately 8% of its addressable subscriber base on July 1, 1995. The increase in addressable subscribers did not translate into greater revenues due to normal delays in realizing revenues from new subscribers and a reduction in the Company's share of revenues from cable sales of the SPICE Networks. This reduction in license fees is a result of increased competition in the Company's market segment and the growing concentration in the ownership of cable systems by multiple system operators ("MSOs"). Management expects this downward trend to slow and for license fees to stabilize as a result of the Company entering into long-term agreements with several of the major MSOs.

Expenditures

         Salaries, wages and benefits decreased by approximately $0.2 million to approximately $5.1 million for the six months ended June 30, 1996 as compared to approximately $5.3 million for the same period in 1995. Salaries, wages and benefits for the three months ended June 30, 1996 decreased by approximately $0.2 million to approximately $2.5 million as compared to approximately $2.7 million in the same period for 1995. Salaries did not decline significantly for the period ending June 30, 1996 compared to a similar period in 1995 because the reduction in salaries from the restructuring plan were primarily attributable to employees hired during the second half of the year. The Company expects to realize substantial reductions in salaries, wages and benefits from the restructuring plan in the second half of 1996.

         Producer royalties and film cost amortization in the six and three months ended June 30, 1996 have decreased by approximately $0.40 million and $0.16 million as compared to the same periods in 1995. The decline is primarily attributable to the reduction in film cost amortization resulting from the decision to write down CPV's film and CD-ROM costs in the fourth quarter of 1995. Offsetting the decline was an increase in producer royalties associated with the CABLE VIDEO STORE Network resulting from an increase in network revenues.

         In December, 1995, the Company entered into a service agreement with AT&T for the use of 5 transponders on Telstar 402R for the satellite's useful life, estimated to be 12 years. The Company is using the transponders for broadcast of its domestic networks and the SEG services. The transponder agreement is being accounted for as a capital lease as required by Statement of Financial and Accounting Standards No. 13, "Accounting for Leases". As a result, the Company is required to establish an asset and a corresponding offsetting interest bearing obligation equal to $58.7 million, the present value of the expected future minimum lease payments at the lease inception. The asset is depreciated, on the straight-line method, over the satellite's estimated 12 year useful life. The actual lease payments are applied against the principal and interest of the obligation similar to a fully amortizing mortgage loan. For the quarter ending June 30, 1996 the Company recognized total expenses attributable to the lease of approximately $5.2 million comprised of depreciation expense of approximately $2.7 million and interest expense of approximately $2.5 million. Had the lease been accounted for as an operating lease, the Company would have recognized approximately $1.0 million less in total expenses attributable to the AT&T transponder lease during the first half of 1996.

         Satellite, playback and uplink expenses for the six and three months ended June 30, 1996 have decreased by approximately $4.4 million and $2.1 million, respectively, as compared to the same periods in 1995. The decrease is primarily attributable to the capitalized AT&T transponder lease as compared to the treatment during the first half of 1995 when domestic transponder expenses were accounted as operating leases.

         Had the AT&T lease been accounted for as an operating lease, the Company's satellite expense for the six months ended June 30, 1996 would have been approximately the same as the same period in 1995. The increase in the number of domestic and foreign transponders used by the Company has been effectively offset by a reduction in the per transponder cost of its domestic transponders.

         In February 1995, the Company launched EUROTICA, a European satellite delivered subscription network based in Denmark. Certain startup costs and satellite expenditures associated with this service were deferred. The total of these deferred costs and expenditures amounted to approximately $0.7 million as of June 30, 1995. During the third and fourth quarters of 1995 it was determined that these deferred startup costs had limited future value and were expensed as operating costs.

         Selling, general and administrative expenses for the six and three months ended June 30, 1996 have decreased by approximately $2.8 million and $1.6 million, respectively, as compared to the same periods in 1995. The decreases are primarily attributable to the implementation of the restructuring plan.

         Depreciation of fixed assets and the amortization of goodwill for the six and three months ended increased by approximately $2.8 million and $1.4 million, respectively, as compared to the same periods in 1995. Approximately $2.7 million and $1.4 million for the six and three months, respectively, ended June 30, 1996 was attributable to accounting for the AT&T transponder lease as a capital lease.

         Interest expense increased by approximately $2.9 million to approximately $3.4 million for the six months ended June 30, 1996 as compared to the same period in 1995. Interest expense increased by approximately $1.4 million to approximately $1.7 million for the three months ended June 30, 1996 as compared to the same period in 1995. Approximately $2.5 million and $1.3 million of the increase for the six and three months ended June 30, 1996, respectively, is attributable to accounting for the AT&T transponder lease as a capital lease and $0.4 million and $0.1 million of the increase is attributable to additional borrowings under the line of credit from Midlantic.

Liquidity and Capital Resources

         At June 30, 1996, the Company had a working capital deficit of approximately $18.3 million compared to a $2.9 million deficit at December 31, 1995. The decrease in working capital is primarily attributable to the classification of all of the $14.6 million of the Midlantic loan as current at June 30, 1996 as compared to only $1.1 million classified as current and $14.5 million classified as long-term at December 31, 1995.

         The Company has a line of credit from Midlantic which amounts to $14.6 million. No further funds are available. At December 31, 1995, the Company had violated certain covenants. Pursuant to a Third Amendatory Agreement dated March 29, 1996, Midlantic has waived those violations through the date of the agreement, eliminated all of the financial covenants for the balance of the loan's term except for two financial covenants, net worth and cash flow requirements, which were revised in accordance with the Company's projections, extended the term of the loan until January 2, 1997 and consented to certain transactions.

         The Company has reduced expenses in the areas of salaries and overhead which together with its sale of its TeleSelect interest currently allows the Company to fund day-to-day operations. The Company plans to continue to reduce expenses in the areas which the Company projects will have a positive impact on future liquidity. The Company is currently in discussions with parties and is evaluating its alternatives concerning additional financing to repay its bank debt and to fund the expansion of its core businesses and other future projects. There are no assurances that the Company will be able to secure alternate financing and to repay all or a portion of the Midlantic indebtedness with such financing.

         The accrued restructuring reserve at January 1, 1996, March 31, 1996 and June 30, 1996 was approximately $3.7 million, $2.5 million and $2.3 million, respectively. The accrued restructuring reserve is comprised of corporate level restructuring and the suspension of production activities formerly conducted by CPV.

         The cash outflows associated with the accrued restructuring reserve aggregated approximately $0.6 million for the first quarter of 1996, and $0.7 million for the second quarter of 1996. Company management estimates the cash outflows associated with the restructuring will aggregate $0.5 million and $0.4 million for the quarters ended September 30, 1996 and December 31, 1996, respectively, and $0.8 million in 1997, and $0.7 million in 1998. Anticipated expense savings from the restructuring are estimated to aggregate approximately $6 million in 1996 when compared to 1995, with a majority of the expense savings in 1996 to occur in the second half of the year.

         Stockholders' equity at June 30, 1996 was approximately $6.3 million compared to approximately $8.1 million at December 31, 1995. The decline in stockholders' equity was primarily attributable to interest expense of approximately $3.4 million (see "Transponder Lease") which was offset by minority interest of approximately $0.5 million and a gain on disposition of AGN of approximately $0.9 million. The Company's income from operations was approximately $0.3 million for the six months ended June 30, 1996.

         Net cash provided in operating activities was approximately $1.2 million for the six months ended June 30, 1996 as compared to net cash provided by operating activities of approximately $0.6 million for the six months ended June 30, 1995. The increase in cash from operating activities was primarily attributable to the increased depreciation and amortization of fixed assets and the decrease in film and CD-ROM costs for the six months ended June 30, 1996 as compared to the same period in 1995. Also contributing to the increase in cash provided by operating activities was the increase in amounts owed to its suppliers. Offsetting these increases to cash provided by operations are outflows associated with the accrued restructuring reserve at December 31, 1995, gain on disposition of AGN and losses allocated to the minority partner in CVS Partners for the six months ended June 30, 1996.

         Net cash provided by investing activities was approximately $1.5 million for the six months ended June 30, 1996 as compared to approximately $4.8 million used in investing activities for the six months ended June 30, 1995. The increase in cash provided by investing activities is primarily attributable to the sale of TeleSelect in April of 1996. Contributing to the increase was the decline in purchases of property and equipment and investment in TeleSelect in the six months ended June 30, 1996 as compared to the same period in 1995.

         Net cash used in financing activities was approximately $2.0 million for the six months ended June 30, 1996 as compared to approximately $3.9 million provided by financing activities for the six months ended June 30, 1995. The decrease in cash provided from investing activities is primarily attributable to repayments of a portion of the amount borrowed from Midlantic in the six months ended June 30, 1996 as compared to additional borrowings in the same period in 1995. Contributing to the decrease in cash provided by financing activities was the treatment of the Company's domestic satellite lease in 1996 as a capital lease. Offsetting these declines is the capital contribution to CVS Partners by the minority partner.

                           PART II - OTHER INFORMATION


Item 6:  Exhibits and Reports on Form 8-K


(a)  Exhibits -              Exhibit 11.01 - Compensation of Earnings Per Share

                             Exhibit 27.01 - Financial Data Schedule

(b)  Reports on Form 8-K -   None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

                                        GRAFF PAY-PER-VIEW INC.




                                        By:
                                              Harlyn C. Enholm
                                              Executive Vice President
                                              and Chief Financial Officer




August 19, 1996

                                                                Exhibit 11.01
                    GRAFF PAY-PER-VIEW INC. and SUBSIDIARIES
                        COMPUTATION of EARNINGS PER SHARE
                 FOR THE SIX MONTHS ENDED JUNE 30, 1996 and 1995
                                   (Unaudited)

                                                                                       1996                      1995
                                                                               ----------------------    ----------------------
Primary

Net Income                                                                              ($1,828,000)                  $386,000
                                                                               ----------------------    ----------------------

Weighted average number of common shares outstanding                                     11,366,000                 11,484,000

Issued common shares assuming that warrants and options outstanding at
  the end of the period were exercised                                                                               2,472,000

Common shares assumed to be repurchased with proceeds from the exercise
  of warrants and options subject to 20% limitation under the modified                                              (1,390,000)  2
  treasury stock method
                                                                             ----------------------    ----------------------

Weighted average number of common shares and equivalents outstanding                      11,366,000                12,566,000  1
                                                                               ======================    ======================

Earnings per share                                                                           ($0.02)                     $0.03
                                                                               ======================    ======================

Notes to Primary Earnings Per Share
(1) Represents the number of common shares outstanding at the end of the period in connection with the modified treasury stock method
(2) The common shares assumed to be repurchased under the modified treasury method are as follows:

     Average  price per common share during the period                                                                  $10.08
                                                                                                         ======================

     Proceeds from exercise of options and warrants                                                                $14,006,000
                                                                                                         ======================

Common shares repurchased                                                                                            1,390,000  2
                                                                                                         ======================
Fully Diluted:

Net  Income                                                                                                           $386,000
                                                                                                         ----------------------

Weighted average number of common shares outstanding                                                                11,484,000

Issued common shares assuming that warrants and options outstanding at
  the end of the period were exercised and converted                                                                 2,472,000

Common shares assuming that warrants and options outstanding at the end
  of the period were exercised and converted                                                                         2,472,000


Common shares assumed to be repurchased with proceeds from the exercise
  of warrants and options subject to 20% limitation under the modified                                              (1,390,000)  2
  treasury stock method
                                                                                                        ----------------------

Weighted average number of common shares and equivalents outstanding                                                12,566,000  1
                                                                                                         ======================

Earnings per share                                                                                                       $0.03
                                                                                                         ======================

Notes to Fully Diluted Earnings Per Share
(1) Represents the number of common shares outstanding at the end of the period in connection with the modified treasury stock method

(2) The common shares assumed to be repurchased under the modified treasury method are as follows:


Average price per common share                                                                                          $10.08
                                                                                                         ======================

Proceeds from the exercise of options and warrants                                                                 $14,006,000
                                                                                                         ======================

 Common shares repurchased                                                                                           1,390,000
                                                                                                         ======================