Form 10-Q
period 1996-09-30
GRAFF PAY PER VIEW INC /DE/
filed 1996-11-19
CIK 839431

CONFORMED COPY
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 1996

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


Yes           X            No

Number of shares outstanding of Registrant's Common Stock as of October 31, 1996: 11,339,928

                                     PART I

ITEM 1:  FINANCIAL STATEMENTS
GRAFF PAY-PER-VIEW INC. and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                            September 30,         December 31,
                                                                                     1996                 1995
 -------------------------------------------------------------------------------------------------------------
                                                                              (Unaudited)
 Assets
 Current assets:
    Cash and cash equivalents                                              $1,573,000           $1,483,000
    Accounts receivable, net of allowance for doubtful accounts             5,897,000            7,836,000
    Income tax refunds receivable                                             485,000              570,000
    Film and CD-ROM costs, net                                                                     400,000
    Prepaid expenses and other current assets                               1,261,000            2,391,000
    Deferred subscription costs                                               214,000              511,000
    Due from related parties                                                  426,000              364,000
    Investment in TeleSelect, asset held for sale                                                3,177,000
                                                                   -------------------  -------------------
                                  Total current assets                      9,856,000           16,732,000

 Property and equipment, net of accumulated depreciation                   68,019,000           70,771,000
 Due from related parties                                                      86,000              621,000
 Library of movies                                                          4,281,000            2,990,000
 Cost in excess of net assets acquired, net of
    accumulated amortization                                               10,494,000           10,961,000
 Other assets                                                                 868,000              403,000
                                                                   -------------------  -------------------
                                  Total assets                            $93,604,000         $102,478,000
                                                                   ===================  ===================

 Liabilities and Stockholders' Equity
 Current liabilities:
    Current portion of obligations under capital leases                    $4,455,000           $3,978,000
    Current portion of long-term debt                                      15,775,000            2,540,000
    Royalties payable                                                       2,178,000            2,611,000
    Accounts payable                                                        3,379,000            3,722,000
    Accrued expenses payable                                                2,871,000            2,241,000
    Current portion of accrued restructuring costs                            958,000            2,205,000
    Deferred subscription revenue                                           1,328,000            2,337,000
                                                                   -------------------  -------------------
                                  Total current liabilities                30,944,000           19,634,000

 Obligations under capital leases                                          54,826,000           56,230,000
 Long-term debt                                                             1,203,000           16,897,000
 Accrued restructuring costs                                                  875,000            1,450,000
 Deferred Income                                                              400,000
 Deferred compensation                                                        269,000              198,000
 Minority Interest                                                            301,000
                                                                   -------------------  -------------------

                                  Total liabilities                        88,818,000           94,409,000
                                                                   -------------------  -------------------

 Stockholders' equity
     Preferred stock, $.01 par value; authorized 10,000,000
      shares, none were issued or outstanding
     Common stock, $.01 par value; authorized 25,000,000 shares;
      11,340,000 and 11,358,000 shares issued and outstanding at
      September 30, 1996 and December 31, 1995,  respectively                 113,000              114,000
     Additional paid-in capital                                            22,645,000           22,997,000
     Unearned compensation                                                   (822,000)          (1,323,000)
     Accumulated (deficit)                                                (16,908,000)          13,438,000)
     Cumulative translation adjustments                                       209,000              210,000
                                                                   -------------------  -------------------
                                                                            5,237,000            8,560,000
     Stockholders' loan collateralized by common stock                       (451,000)            (491,000)
                                                                   -------------------  -------------------
                          Total stockholders' equity                        4,786,000            8,069,000
                                                                   -------------------  -------------------
                          Total liabilities and stockholders'
                          equity                                          $93,604,000         $102,478,000
                                                                   ===================  ===================
              The accompanying notes are an integral part of these consolidated financial statements.

GRAFF PAY-PER-VIEW INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS of OPERATIONS
(Unaudited)


                                                                  THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                       SEPTEMBER 30,
                                                                  1996         1995                 1996             1995
                                                             -----------     -----------         -----------      -----------
Revenues:                                                    $10,240,000     $12,527,000         $30,894,000      $39,280,000
                                                             -----------     -----------         -----------      -----------

Operating expenses:
    Cost of goods sold                                           240,000          32,000            587,000           472,000
    Salaries, wages and benefits                               2,478,000       2,875,000          7,580,000         8,275,000
    Producer royalties and film cost amortization              1,185,000       1,473,000          4,022,000         4,749,000
    Satellite, uplinking and playback expenses                 1,290,000       3,019,000          3,460,000        10,093,000
    Selling, general and administrative expenses               2,919,000       4,716,000          8,748,000        13,463,000
    Depreciation of fixed assets and amortization
     of goodwill                                               2,075,000         736,000          6,147,000         2,021,000
                                                             -----------     -----------        -----------       -----------

         Operating expenses                                   10,187,000      12,851,000         30,544,000        39,073,000
                                                             -----------     -----------        -----------       -----------
             Total income (loss) from operations                  53,000        (324,000)           350,000           207,000

Interest expense                                               1,629,000         323,000          5,039,000           815,000
Loss on disposal of property and equipment                        47,000                             47,000                 0
Minority interest                                               (277,000)                          (740,000)
Gain on disposition of AGN                                                                         (875,000)
Provision for write down of related party note                   418,000                            418,000
                                                             -----------     -----------        -----------       -----------

Loss before provision for income taxes                        (1,764,000)       (647,000)        (3,539,000)         (608,000)

Provision (benefit) for income taxes                            (120,000)        555,000            (69,000)          824,000
                                                             -----------     -----------         -----------      -----------

              Net loss                                       ($1,644,000)    ($1,202,000)       ($3,470,000)      ($1,432,000)
                                                             ===========     ===========         ===========      ===========

Loss per common and common
    equivalent share, primary                                     ($0.14)         ($0.10)            ($0.31)           ($0.12)
                                                             ===========     ===========         ===========      ===========

Weighted average number of shares outstanding,
    primary                                                   11,340,000      12,071,000         11,354,000        11,713,000
                                                             ===========     ===========         ==========        ==========










                      The accompanying notes are an integral part of these consolidated financial statements.

GRAFF PAY-PER-VIEW and SUBSIDIARIES
CONSOLIDATED STATEMENT of STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
(Unaudited)
-------------------------------------------------------------------------------



                                                                                                            Foreign
                                                                                                           Currency
                                       Common        Paid-in           Unearned         Accumulated       Transaction
                                        Stock        Capital         Compensation        Deficit          Adjustment       Total
                                       -------     -----------       ------------      ------------       -----------   ----------
Balance, January 1, 1996             $114,000      $22,997,000       ($1,323,000)      $13,438,000)         $210,000    $8,560,000

Shares issued in connection
   with the exercise of
   employee options                                     27,000                                                             27,000

Pro rata share of Restricted
   Stock granted to executive
   officers                                                              121,000                                          121,000

Cancellation of Restricted
   Stock issued to an
   executive officer                  (1,000)         (379,000)          380,000

Net loss for the period                                                               (3,470,000)                     (3,470,000)

Foreign currency translation
   adjustment                                                                                               (1,000)       (1,000)
                                    --------       -----------       -----------      -----------          --------     ---------
                                     113,000        22,645,000          (822,000)    (16,908,000)          209,000     5,237,000
Less shareholders' loans                                                                                                (451,000)
                                    ========       ===========       ===========     ============       ===========   ===========
Balance at September 30, 1996       $113,000       $22,645,000         ($822,000)   ($16,908,000)         $209,000    $4,786,000
                                    ========       ===========       ===========     ============       ===========   ===========



                          The accompanying notes are an integral part of these consolidated financial statements.

GRAFF PAY-PER-VIEW INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                                   NINE MONTHS ENDED
                                                                                                      SEPTEMBER 30,

                                                                                             1996                          1995
Cash flows from operating activities:
    Net income (loss)                                                                     ($3,470,000)                 ($1,432,000)
                                                                                   ------------------          -------------------

Adjustments to reconcile net income to net cash used in operating activities:
    Minority interest                                                                        (740,000)
    Gain on disposition of AGN and Property and Equipment                                    (875,000)
    Other, net                                                                                 33,000
    Depreciation and amortization of fixed assets                                           5,661,000                    1,290,000
    Amortization of goodwill                                                                  467,000                      682,000
    Amortization of film costs and CD-ROM costs                                               400,000                    1,183,000
    Amortization of library of movies                                                       1,032,000                      760,000
    Contributed capital                                                                                                     72,000
    Provision for bad debts                                                                   309,000                      236,000
    Compensation satisfied through the issuance of common stock                               121,000                      264,000
    Deferred compensation expense                                                              71,000                       49,000
    Loss (gain) on sale of equipment                                                           47,000                       (8,000)
    Changes in assets and liabilities:
         Decrease in accounts receivable                                                    1,602,000                      293,000
         Increase in film and CD-ROM costs                                                                              (2,971,000)
         Decrease in prepaid expenses and other current assets                                597,000                      277,000
         Decrease in deferred subscription cost                                               297,000                      190,000
         (Decrease) increase in royalties payable                                            (433,000)                     334,000
         Increase in accounts payable and accrued expenses                                    288,000                    1,068,000
         Decrease in accrued restructuring expenses                                        (1,822,000)
         Decrease in deferred subscription revenue                                         (1,009,000)                    (679,000)
         Decrease (increase) in loans receivable from officers                                513,000                     (305,000)
                                                                                   ------------------           ------------------
                  Total adjustments                                                         6,559,000                    2,735,000
                                                                                   ------------------           ------------------

                  Net cash provided by operating activities                                 3,089,000                    1,303,000
                                                                                   ------------------           ------------------

Cash flows from investing activities:
    Purchase of property and equipment                                                     (1,022,000)                  (3,771,000)
    Proceeds from the sale of equipment                                                        41,000                        5,000
    Investment in library of movies                                                        (1,677,000)                  (1,553,000)
    Investment in TeleSelect                                                                  (67,000)                  (2,526,000)
    Proceeds from the sale of TeleSelect                                                    3,244,000
    Increase in other assets                                                                                              (394,000)
    Investment in American Gaming Network                                                                                 (425,000)
                                                                                   -------------------          ------------------
                                                                                   -------------------          ------------------
                   Net cash (used in) provided by investing activities                        519,000                   (8,664,000)
                                                                                   -------------------          ------------------

Cash flows from financing activities:
    Proceeds from the issuance of common stock and detachable warrants                         27,000                       28,000
    Proceeds from capital contributed to CVSP by a third party                              1,000,000
    Proceeds from the issuance of long-term debt                                                                         9,085,000
    Repayment of long-term debt                                                            (1,684,000)                  (1,678,000)
    Repayment of obligations under capital leases                                          (2,861,000)
    Repurchase of outstanding warrants                                                                                     (25,000)
    Distribution to the former shareholders of SEG                                                                        (481,000)
                                                                                   ------------------            -----------------
                   Net cash (used in) provided by financing activities                     (3,518,000)                   6,929,000
                                                                                   ------------------            -----------------

                   Net increase (decrease) in cash and cash equivalents                        90,000                     (432,000)

Cash and cash equivalents, beginning of the period                                          1,483,000                    1,598,000
                                                                                   ------------------           ------------------

                   Cash and cash equivalents, end of the period                            $1,573,000                   $1,166,000
                                                                                   ==================           ==================



                      The accompanying notes are an integral part of these consolidated financial statements.

GRAFF PAY-PER-VIEW INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996


     1. In the opinion of Graff Pay-Per-View Inc. and its wholly-owned subsidiaries and majority-owned affiliates (the "Company"), the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1996 and the results of operations and cash flows for the three and nine months then ended.

     2. The results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

     3. The accompanying financial statements include the accounts of the Company, its wholly-owned subsidiaries and a majority-owned partnership. All intercompany transactions and balances have been eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1995 annual report on Form 10K/A-1.

     4. The interim periods from 1995 have been restated as a result of three items which were previously not accounted for in accordance with GAAP. In early 1995, the Company entered into an agreement with AT&T to provide satellite services for its domestic networks. The purpose of this new agreement was twofold: 1) to replace the existing service provider which was at a much higher per transponder rate and, 2) to transition the Company's transponder requirements to AT&T's new Telstar 402R satellite which was scheduled to be in operation by December, 1995. During the transition period (which occurred in the first half of 1995) the Company incurred approximately $1.0 million of added satellite costs by providing dual satellite coverage to its customers thereby ensuring continuous service. The Company has restated the quarterly results of operations for 1995 with respect to these domestic satellite costs. The effect of this restatement was to reduce net income for the nine months ended September 30, 1995 by $0.3 million or $.03 per share and increase net income for the three months ended September 30, 1996 by $0.3 million or $0.03 per share. This restatement will continue during the fourth quarter of 1995 when the reduction of net income reflected during the first half of 1995 will have completely reversed itself. In addition, during the first six months of 1995, The Home Video Channel, Ltd. ("HVC") the Company's wholly-owned U.K. subsidiary received free satellite services as an inducement from its satellite provider to move from one transponder to another within the same satellite grouping. The free satellite time was not reflected in the 1995 financial statements. Accordingly, the Company has restated the interim results of operation for 1995 to properly reflect these free satellite services. The effect of this restatement was to reduce net income for the nine months ended September 30, 1995 by $0.1 million or $0.01 per share.

     In February, 1995, the Company launched EUROTICA, a European satellite delivered subscription network based in Denmark. The Company deferred the recognition of the operating losses associated with the EUROTICA operation until the third and fourth quarters of 1995. This deferral of operating losses is inconsistent with generally accepted accounting principles. Accordingly, the company has restated the results of operations for 1995 to properly reflect EUROTICA's interim operating results. The effect of this restatement was to reduce net income for the nine months ended September 30, 1995 by $0.4 million or $0.03 per share and increase net income for the three months ended September 30, 1995 by $0.3 million or $0.03 per share.

     5. The following summary is presented to reconcile revenue and earnings for the three and nine months ended September 30, 1995 as previously reported by the Company with the amounts currently presented in the Statement of Operations due to the correction of certain accounting treatments (see Note 4):

For the Nine Months Ended September 30, 1995

                                                                    Correction of
                                                  Previously          Accounting
                                                    Stated            Treatments          Restated
                                                ----------------    ---------------    ----------------
                   Revenue                        $39,190,000            $90,000         $39,280,000
                   Net Income                       ($647,000)         ($785,000)        ($1,432,000)
                   EPS-Primary                         ($0.05)            ($0.07)             ($0.12)

For the Three Months Ended September 30, 1995
                                                                    Correction of
                                                  Previously          Accounting
                                                    Stated            Treatments          Restated
                                                ----------------    ---------------    ----------------
                   Revenue                         $12,540,000          ($13,000)       $12,527,000
                   Net Income                      ($1,939,000)         $737,000        ($1,202,000)
                   EPS-Primary                          ($0.15)            $0.06             ($0.10)


     6. On August 31, 1995, the Company acquired, by merger (the "SEG Merger"), Spector Entertainment Group, Inc. ("SEG"). At the date of the SEG Merger, SEG had a note receivable from Buccaneer Gaming, Inc. ("Buccaneer"), a developmental corporation owned by Eric M. Spector, an officer and director of SEG. The note is due in five equal annual installments commencing September, 1996. The payment due September, 1996 was not made and Buccaneer has indicated to the Company that it has no resources and will be unable to pay the note. Accordingly, the Company has established a reserve for the full amount of the note ($418,000).

     7. As part of the SEG Merger, the shareholders of United Transactive Systems, Inc. ("UTI"), who were also SEG's stockholders prior to the SEG Merger, granted the Company an option to acquire the UTI stock for a formula determined number of shares of the Company's common stock of no less than 100,000 shares pursuant to a letter agreement dated August 14, 1995 as amended as of August 30, 1995. If the Company does not exercise its option, the UTI shareholders may put the UTI shares for the same number of shares of common stock determined under the formula. The Company may issue shares of common stock to the UTI shareholders without being obligated to acquire the UTI shares. The UTI shareholders have exercised their put and demanded that the Company issue approximately 500,000 shares of common stock to the UTI shareholders. The Company believes that the UTI shareholders are entitled to 100,000 shares of common stock.

     8. As part of the Company's restructuring, the Company has determined that it would refocus on its core adult entertainment business. As a consequence, the Board of Directors has determined to analyze its available options with regard to SEG. One such transaction under consideration involves spinning off SEG to the former SEG shareholders in exchange for the 700,000 shares of common stock of the Company they received in the SEG Merger. The former SEG shareholders believe that they have been damaged in an amount in excess of $8.0 million and are seeking, as a part of any rescission transaction, additional consideration including, the retention by the former SEG shareholders of the shares of the Company's common stock to be received upon exercise of the UTI put described in
Note 7 above.

     No assurances can be given that any transaction with regard to SEG can be consummated or the terms thereof. If such a transaction cannot be consummated on terms acceptable to the Company and the former SEG shareholders, the former SEG shareholders have indicated that they believe they have claims against the Company and are considering suing the Company to rescind the SEG Merger and intend to seek monetary damages in any such action.

     9. On March 6, 1996, the Company contributed the assets of the CABLE VIDEO STORE network and certain other assets to CVS Partners ("CVSP"), a newly formed partnership owned 75% by the Company and 25% by WilTech Cable Television Services, Inc. ("WCTV"), a wholly-owned subsidiary of The WilTech Group, Inc. ("WilTech"). WCTV has two calls to acquire portions of the Company's partnership interest in CVS Partners at formula determined prices; if both calls are exercised, the Company's partnership interest will be reduced to 20%.

     As part of the contribution, the Company entered into a Services Agreement with CVS Partners to provide certain sales, marketing, administrative and operational services to CVS Partners and granted CVS Partners a royalty free license of the CABLE VIDEO STORE name and related identity. WCTV is required to contribute approximately $2.6 million to CVS Partners' capital (of which $1.0 million has been contributed as of September 30, 1996), part in cash and part by a credit for services to be provided to CVS Partners pursuant to a Services Agreement between Vyvx, Inc., an affiliate of WCTV, and CVS Partners to provide services relating to the installation and operation of video file services, transmission services, satellite uplink services and local access services from the playback to the uplink facility.

     The parties are currently in discussion to revise their interests and responsibilities in CVSP. The parties are considering, among other things, the Company agreeing to the reduction of its interest in CVSP in exchange for the reduction in the level of services the Company is obligated to provide to CVSP. There are no assurances that these discussions will result in a material change to the current arrangement.

     10. The Company, Phillips Media B.V. ("Phillips") and Royal PTT Netherlands NV ("KPN") established TeleSelect B.V. ("TeleSelect"), a Netherlands joint venture, to create joint ventures with European cable operators to enable them to provide conditional access services. On April 3, 1996, the Company sold its TeleSelect interest to Phillips and KPN for $3.2 million, an amount roughly equal to its cash investment in TeleSelect. $1.0 million of the proceeds were utilized to pay down long-term debt and the remaining funds were used for working capital.

     11. The Company has a credit facility from PNC Bank, N.A. ("PNC"), as successor in interest to Midlantic Bank, N.A., which at September 30, 1996 amounts to $14.6 million. No further funds are available. At December 31, 1995, the Company had violated certain financial covenants. Pursuant to a Third Amendatory Agreement dated March 29, 1996, PNC has (i) extended the term of the loan until January 2, 1997, (ii) waived certain financial covenant violations through the date of the agreement and (iii) eliminated all of the financial covenants for the balance of the loan's term except for the net worth covenant and a covenant requiring the Company to maintain specified levels of cash flows. The revised net worth covenant, which was revised in accordance with the Company's projections, requires the Company to maintain a net worth (after adjusting the AT&T lease to an operating lease) of at least $6.75 million as of December 31, 1995, $5.75 million from January 1, 1996 through June 29, 1996 and at least $6.0 million through January 2, 1997. The cash flow covenant requires the Company to maintain specified levels of cash flows in accordance with a cash flow report prepared by the Company and approved by PNC. PNC has also consented to certain transactions relating to the restructuring and other transactions including permitting HVC to borrow approximately $750,000 from a bank in England.

     12. On August 14, 1996, the Company entered into an equipment lease agreement for approximately $1.8 million of equipment from Vendor Capital Group. The lease was accounted for as a capital lease. The equipment included a Digicipher encoder and approximately 1,200 decoder boxes which were provided to the Company's cable systems customers. This equipment enabled the Company to digitally compress its domestic television networks, freeing up two transponders for other uses.

     13. Pursuant to two short-term agreements effective as of September 1, 1996, the Company subleased one of its transponders, made available as a result of the digital compression of the Company's domestic networks, and agreed to provide certain telecommunications services to Emerald Media, Inc. ("EMI"). The Company also agreed to license pictures from its adult film library and licensed the "EUROTICA" name and related identity to EMI. EMI owns and operates EUROTICA, a premium television network featuring explicit version adult movies which is distributed to the domestic direct-to-home C-band satellite dish market. EMI also granted the Company an option to acquire its stock or business.

     14. The accompanying financial statements have been prepared assuming that the Company will be able to meet its obligations in the ordinary course of business. Management believes that the restructuring undertaken at the end of 1995 and the during the first half of 1996 has positively influenced cash flow and operating results for the first nine months of 1996. The Company also expects to realize significant operational efficiencies from the digital compression project which was recently implemented. As a direct result of this project the Company is presently exploring various opportunities to take advantage of the excess transponder capacity created by this conversion to digital compression. The Company reported income from operations of $350,000 for the nine months ending September 30, 1996. While the Company is servicing the interest on its credit facility from PNC, the Company does not currently have the resources available to repay the principal of this obligation when it matures on January 2, 1997. When the loan matures, the Company will be required to obtain replacement financing or alternative sources of capital. There is no assurance that the Company will be able to obtain such financing or, if obtained, that the terms of any such financing or alternative sources of capital will not be more costly then the Company's current cost of capital. PNC has liens on substantially all of the Company's assets. If the Company is unable to locate replacement financing, PNC could exercise its rights as a secured creditor and foreclose on its lien or force the Company into bankruptcy.

     15. The accrued restructuring reserve at January 1, 1996, March 31, 1996, June 30, 1996 and September 30, 1996 was approximately $3.7 million, $3.0 million, $2.3 and $1.8 million, respectively. The accrued restructuring reserve is comprised of corporate level restructuring and the suspension of production activities formerly conducted by CPV Productions, Inc. ("CPV"). Each component involved contraction of the Company's workforce and facilities and other miscellaneous costs associated with the restructuring. The balances of each component at December 31, 1995, March 31, 1996, June 30, 1996 and September 30, 1996 were as follows:

                             December 31,        Cash     March 31,         Cash      June 30,        Cash     September
Corporate                            1995    Outflows          1996     Outflows          1996    Outflows      30, 1996
                            -------------- ----------- ------------- ------------ ------------- ----------- -------------
         Salaries              $2,750,000    $296,000    $2,454,000     $409,000    $2,045,000    $286,000    $1,759,000
         Facilities and Other     250,000     106,000       144,000       60,000        84,000      42,000        42,000
CPV
         Salaries                 464,000     138,000       326,000      151,000       175,000     143,000        32,000
         Facilities and Other     191,000     106,000        85,000       68,000        17,000      17,000             0
                            -------------- ----------- ------------- ------------ ------------- ----------- -------------
Total                          $3,655,000    $646,000    $3,009,000     $688,000    $2,321,000    $488,000    $1,833,000
                            -------------- ----------- ------------- ------------ ------------- ----------- -------------

     16. Pursuant to a joint venture agreement dated June 28, 1995, the Company formed American Gaming Network, J.V. ("AGN") with TV Games, Inc. ("TVG"), a wholly-owned subsidiary of Multimedia Games, Inc. ("MGAM"), to jointly develop and promote high stakes proxy play Class II tribal bingo games. The Company contributed approximately $1.4 million of intellectual property and working capital to AGN's capital. The Company had acquired the intellectual property from MGAM for cash and notes. In related transactions, the Company acquired for cash and notes 275,000 shares of MGAM's outstanding stock and a warrant to acquire an additional 175,000 shares at an exercise price of $3.50 per share. The parties were unable to agree on a business plan or a strategy for going forward with AGN.

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

     17. In 1995, the Company entered into agreements with IBM and others to construct a master control and digital playback center (the "Operations Facility") at its New York City headquarters. IBM Credit Corporation ("ICC") initially provided approximately $1.5 million of financing by entering into an equipment lease with the Company. The equipment lease was accounted for as a capital lease. The Company anticipates putting the Operations Facility into service in the first quarter of 1997, a delay of more than a year from the anticipated in-service date. As a result of the delay, the Company suspended making payments under the equipment lease. The delay was attributable to the non-delivery of certain critical equipment which the Company now anticipates will be delivered by year-end. As a consequence and pursuant to agreements with IBM and ICC, the equipment lease agreement has been revised. ICC has agreed, in principle, to provide an additional $526,000 of financing to complete the Operations Facility and to reduce the monthly lease payments to $37,000 from the previous monthly payment of $43,000. If the transaction is consummated, the Company has agreed to resume making lease payments commencing February 1, 1997.

     18. The Communications Decency Act of 1996 (the "CDA") included a provision, Section 505, which required full audio and video scrambling of channels which are primarily dedicated to sexually explicit programming. If a multi-channel video program distributor (which includes a cable system operator) cannot comply with the full scrambling requirement, the channel cannot be offered during the hours when children are likely to be watching television, which, has now been determined to be the hours between 6:00 a.m. and 10:00 p.m. Spice and the Adam & Eve Channel (the "SPICE Networks") which are owned and operated by the Company, both feature "sexually explicit programming" within the contemplation of Section 505. Section 505 was scheduled to take effect on March 9, 1996. The Company filed an action in Delaware District Court challenging the constitutionality of Section 505 and on March 7, 1996, the Court granted the Company's application for a temporary restraining order. On November 8, 1996, the Delaware District Court denied the Company's motion for a preliminary injunction, however, pursuant to an order issued by the Delaware District Court,
Section 505 will not take effect until that court rules on the Company's motion to stay enforcement pending appeal to the Supreme Court. The hearing on the motion to stay will occur no earlier than November 27, 1996. The CDA grants Supreme Court review as a matter of right. The Supreme Court's determination as to the provision's constitutionality will not be issued any earlier than the second quarter of 1997. If Section 505 takes effect, management's best estimate is that the Company's revenues will be adversely affected in the range of $2.4 million to $4.0 million.

     19. The Company has entered into agreements with Capital Distribution, Inc., d/b/a Cupid Network Television ("CNT") to provide merchandising services on the SPICE Networks under the Amended and Restated Distribution Agreement and to provide audiotext services on the Spice Networks under the Telephone Services Agreement (collectively, the "Agreements"). The Company believes that CNT has breached the Agreements and has issued notices of default to CNT. CNT responded by filing an Application for a Temporary Restraining Order preventing the Company from terminating the Agreements and also commenced an arbitration under both Agreements. The Company believes that it has the contractual right to terminate the Agreements and will seek such an order in the arbitration in addition to monetary damages. CNT has sought to prevent the Company from terminating the Agreements and for monetary damages. There are no assurances that Company will be successful in terminating the Agreements or whether the arbitrator may seek to impose monetary damages as a result of the Company's actions against CNT.

     20. The Company, through CPV Productions, Inc. ("CPV"), a wholly owned Company subsidiary, is a defendant in Monopoli Studio, Inc., et. al. v. Cinema Products Video, Inc., et. al., an action brought in U.S. District Court in California. The complaint alleges, among other things copyright infringement and seeks damages of approximately $1.6 million. The Company is vigorously defending the action and believes it is without merit and that it has meritorious defenses. The Company also believes the action is frivolous. The Company is seeking indemnification from the former CPV shareholders.

     21. Eric M. Spector, as trustee of the Eric M. Spector Revocable Living Trust (the "Trust") and a former Senior Vice President of the Company, has filed a request under Delaware General Corporation Law ("GCL") Section 220, to review the Company's stockholder list and substantially all of the Company's books and records. The Company believes and has informed Mr. Spector that, based on the request filed, (i) the Trust only has the right to review the Company's stockholder list and (ii) the request to review other books and records fails to state a "proper purpose" under GCL Section 220 and has, as a consequence, been denied.

     On November 15, 1996, the Trust filed an action in the Delaware Chancery Court seeking to compel the Company to produce the requested books and records. The stated purposes of demanding these books and records were to obtain information as to the Company's financial condition and determine whether the Company is being mismanaged for use in possible litigation against the Company and its current and former officers and directors. The Company has not yet responded but believes that the Trust is not entitled to the requested Company books and records under GCL Section 220.

Item 2:  Management Discussion and Analysis of
Financial Condition and Results of Operations
Graff Pay-Per-View Inc. and Subsidiaries


Results of Operations

     The Consolidated Statements of Operations include the results of CVS Partners, a partnership in which the Company owns, since March 1, 1996, a 75% interest.

Revenues

     Total revenues for the nine months ended September 30, 1996 decreased by approximately $8.4 million (21%) to approximately $30.9 million compared to total revenues of approximately $39.3 million for the nine months ended September 30, 1995. Total revenues for the three months ended September 30, 1996 decreased by approximately $2.3 million (18%) to approximately $10.2 million compared to total revenue of approximately $12.5 million for the three months ended September 30, 1995. The decrease in revenue is primarily attributable to a decline in revenues from the Company's adult networks in the domestic C-Band direct to home ("TVRO") market, the United Kingdom direct to home markets and the curtailment of film and television production and distribution by CPV as a part of the Company's restructuring plan. Offsetting these declines were revenues from the domestic direct broadcast satellite system market and EUROTICA, one of the Company's European satellite delivered networks, of $0.9 million and $0.6 million for the nine month period, ended September 30, 1996, and $0.4 million and $0.1 million for the three month period ended September 30, 1996, respectively. The Company started realizing revenue from the direct broadcast satellite system market in the second quarter of 1995 and EUROTICA in the first quarter of 1995.

     In the domestic C-band TVRO market, several competing adult explicit services were launched during 1994 and 1995. The explicit adult services compete directly with the SPICE and THE ADAM & EVE CHANNEL (the "SPICE Networks") in the domestic C-band TVRO market and have resulted in a decline in revenues in this market of approximately $4.9 million and $1.7 million for the nine and three months ended September 30, 1996, respectively, as compared to the same periods for 1995. These explicit adult services are not distributed by cable operators and therefore, do not have an impact on the SPICE Networks' revenues in the cable market. As a result of this decline in revenues, the Company suspended the distribution of the SPICE Networks programming in the TVRO markets on September 1, 1996, effectively removing approximately $125,000 of revenues a month.

     In the United Kingdom, two new competing adult services were launched in the fourth quarter of 1995. The new adult services compete directly with THE ADULT CHANNEL, the Company's United Kingdom satellite delivered adult network. In addition, in the second half of 1995 THE ADULT CHANNEL switched satellites to a satellite which could not be viewed by many of its existing subscribers without the purchase of new equipment. These two factors have resulted in a decline in revenues of approximately $2.7 million and $0.9 million for the nine and three months periods ended September 30, 1996, respectively, as compared to the same periods in 1995. Revenues from the SPICE Networks cable market decreased by approximately $0.6 million and $0.1 million for the nine and three month periods ended September 30, 1996 , respectively, as compared to the same periods in 1995. The Company was able to increase the number of addressable households with access to the SPICE Networks at September 30, 1996 by approximately 12% over the number of such addressable households at September 30, 1995 even though the Company lost approximately 8% of its addressable subscriber base on July 1, 1995 as a result of the disaffiliation of the Time Warner New York City cable system. The increase in addressable subscribers did not translate into greater revenues due to normal delays in realizing revenues from new subscribers and a reduction in the Company's share of revenues from cable sales of the SPICE Networks. This reduction in license fees is a result of increased competition in the Company's market segment and the growing concentration in the ownership of cable systems by multiple system operators ("MSOs"). Management expects this downward trend to slow and for license fees to stabilize as a result of the Company entering into long-term agreements with several of the major MSOs.

Expenditures

     Salaries, wages and benefits decreased by approximately $0.7 million to approximately $7.6 million for the nine months ended September 30, 1996 as compared to approximately $8.3 million for the same period in 1995. Salaries, wages and benefits for the three months ended September 30, 1996 decreased by approximately $0.4 million to approximately $2.5 million as compared to approximately $2.9 million in the same period for 1995. The decrease in salaries is primarily attributable to the Company's Restructuring Plan which significantly reduced personnel in its corporate operations and eliminated substantially all of CPV's personnel.

     Producer royalties and film cost amortization in the nine and three months ended September 30, 1996 have decreased by approximately $0.7 million and $0.3 million as compared to the same periods in 1995. The decline is primarily attributable to the reduction in film cost amortization resulting from the write down CPV's film and CD-ROM costs in the fourth quarter of 1995.

     In December, 1995, the Company entered into a service agreement with AT&T for the use of 5 transponders on Telstar 402R for the satellite's useful life, estimated to be 12 years. The Company is using the transponders for broadcast of its domestic networks (including broadcasting to the pari-mutuel industry by its wholly-owned subsidiary SEG). The transponder agreement is being accounted for as a capital lease as required by Statement of Financial and Accounting Standards No. 13, "Accounting for Leases". As a result, the Company is required to establish an asset and a corresponding offsetting interest bearing obligation equal to $58.7 million, the present value of the expected future minimum lease payments at the lease inception. The asset is depreciated, on the straight-line method, over the satellite's estimated 12 year useful life. The actual lease payments are applied against the principal and interest of the obligation similar to a fully amortizing mortgage loan. For the nine months ending
September 30, 1996 the Company recognized total expenses attributable to the lease of approximately $7.7 million comprised of depreciation expense of approximately $4.0 million and interest expense of approximately $3.7 million. Had the lease been accounted for as an operating lease, the Company would have recognized approximately $1.5 million less in total expenses attributable to the AT&T transponder lease for the nine months ending September 30, 1996.

     Satellite, playback and uplink expenses for the nine and three months ended September 30, 1996 have decreased by approximately $6.6 million and $1.7 million, respectively, as compared to the same periods in 1995. The decrease is primarily attributable to the capitalized AT&T transponder lease as compared to the treatment during the same periods in 1995 when domestic transponder expenses were accounted as operating leases.

     Had the AT&T lease been accounted for as an operating lease, the Company's satellite expense for the nine months ended September 30, 1996 would have decreased by approximately $0.4 million as compared to the same period in 1995. The decrease in satellite expense resulted from non-recurring expenses associated with dual satellite coverage in the first half of 1995. The increase in the number of domestic transponders used by the Company has been effectively offset by a reduction in the per transponder cost. Offsetting this reduction was the increase in satellite expense associated with the Company's European networks of approximately $0.7 million.

     Selling, general and administrative expenses for the nine and three months ended September 30, 1996 have decreased by approximately $4.7 million and $1.8 million, respectively, as compared to the same periods in 1995. The decrease is attributable to, among other items, the suspension of the exploration of international opportunities and decrease in marketing, advertising and sales promotions. Also, the implementation of the restructuring plan has contributed to the reduction of selling, general and administrative expenses by suspending the exploration of new businesses. The Company has also reduced selling, general and administrative expenses by amending the Company's travel policies and reducing employee benefits as well as overhead expenditures. Offsetting these reductions is an increase in legal fees primarily attributable to litigation with the government over Section 505 of the Communication Decency Act (see footnote 18) and an increase of $275,000 in the allowance for doubtful accounts relating to the collection of receivables at CPV which was closed down during 1996.

     Depreciation of fixed assets and the amortization of goodwill for the nine and three months ended September 30, 1996 increased by approximately $4.1 million and $1.3 million, respectively, as compared to the same periods in 1995. Approximately $4.0 million and $1.3 million for the nine and three months ended September 30, 1996, respectively, was attributable to accounting for the AT&T transponder lease as a capital lease.

     Interest expense increased by approximately $4.2 million to approximately $5.0 million for the nine months ended September 30, 1996 as compared to the same period in 1995. Interest expense increased by approximately $1.3 million to approximately $1.6 million for the three months ended September 30, 1996 as compared to the same period in 1995. Approximately $3.7 million and $1.2 million of the increase for the nine and three months ended September 30, 1996, respectively, is attributable to accounting for the AT&T transponder lease as a capital lease and $0.6 million and $0.2 million of the increase is attributable to additional borrowings under the credit facility from PNC.

     The  provision  for  income  taxes  for the  three  and nine  months  ended
September 30, 1996 represents a tax benefit of approximately $120,000 and $69,000, respectively as compared to a tax expense of approximately $555,000 and $824,000 for the same periods in 1995. The tax benefit realized in 1996 was the result of a third quarter tax settlement associated with the Company's European HVC operation. The income tax expense in the three and nine months ended September 30, 1995 was a result of the income generated from the Company's European HVC operations.

Liquidity and Capital Resources

     At September 30, 1996, the Company had a working capital deficit of approximately $21.0 million compared to a $2.9 million deficit at December 31, 1995. The decrease in working capital is primarily attributable to the classification of all of the $14.6 million of the PNC loan as current at September 30, 1996 as compared to only $1.1 million classified as current and $14.5 million classified as long-term at December 31, 1995. Also contributing to the decrease in working capital was the purchase of property and equipment, additional investment in library of movies, principal payments on long-term debt and principal payments on capital lease obligations (totaling $7.2 million).

     The Company currently has a credit facility from PNC which, at September 30, 1996, had a principal balance of $14.6 million. No further funds are available. At December 31, 1995, the Company had violated certain covenants. Pursuant to a Third Amendatory Agreement dated March 29, 1996, PNC has waived those violations through the date of the agreement, eliminated all of the financial covenants for the balance of the loan's term except for two financial covenants, net worth and cash flow requirements, which were revised in accordance with the Company's projections.

     The Company has obtained a commitment letter from a lender which includes a line of credit. The closing of the loan is dependent upon, among other things, the lender's ability to acquire the credit facility from PNC at a substantial discount. PNC has not yet indicated it's willingness to accept a discount on the Company's credit facility and there are no assurances that the Company will be able to consummate the refinancing transaction. If the Company is unable to obtain replacement financing when the loan matures on January 2, 1997, PNC, as the Company's senior secured lender, could foreclose on its security interest and otherwise exercise its rights as a senior secured creditor.

     The Company has reduced expenses in the areas of salaries and overhead which together with its sale of its TeleSelect interest, a federal income tax refund amounting to $457,000 and the repayment of a $476,000 note owed by the former CPV shareholders currently allowed the Company to fund day-to-day operations. The Company is currently in discussions with parties and is evaluating its alternatives concerning additional financing to repay its bank debt and to fund the expansion of its core businesses and other future projects. There are no assurances that the Company will be able to secure alternate financing and to repay all or a portion of the PNC indebtedness with such financing.

     The accrued restructuring reserve at January 1, 1996, March 31, 1996, June 30, 1996 and September 30, 1996 was approximately $3.7 million, $3.0 million, $2.3 million and $1.8 million, respectively. The accrued restructuring reserve is comprised of corporate level restructuring and the suspension of production activities formerly conducted by CPV.

     The cash outflows associated with the accrued restructuring reserve aggregated approximately $0.7 million in each of the first two quarters of 1996 and $0.5 million in the third quarter of 1996. Company management estimates the cash outflows associated with the restructuring will aggregate $0.4 million for the quarter ended December 31, 1996, and $0.8 million in 1997, and $0.7 million in 1998. Anticipated expense savings from the restructuring are estimated to aggregate approximately $6 million in 1996 when compared to 1995, with a majority of the expense savings in 1996 occurring in the second half of the year.

     Stockholders' equity at September 30, 1996 was approximately $4.8 million compared to approximately $8.1 million at December 31, 1995. The decline in stockholders' equity was primarily attributable to interest expense of approximately $5.0 million (see "Transponder Lease") and the provision to writedown the Buccaneer note which was offset by minority interest of approximately $0.7 million and a gain on disposition of AGN of approximately
$0.9 million. The Company's income from operations was approximately $0.4 million for the nine months ended September 30, 1996.

     Net cash provided by operating activities was approximately $3.1 million for the nine months ended September 30, 1996 as compared to approximately $1.3 million for the same period in 1995. The increase in cash from operating activities was primarily attributable to the increased depreciation and amortization of fixed assets and the decrease in purchases of films and CD-ROMs for the nine months ended September 30, 1996 as compared to the same period in 1995. Offsetting these increases are cash outflows associated with the accrued restructuring reserve at December 31, 1995, gain on disposition of AGN and losses allocated to the minority partner in CVS Partners for the nine months ended September 30, 1996.

     Net cash provided by investing activities was approximately $0.5 million for the nine months ended September 30, 1996 as compared to approximately $8.7 million used in investing activities for the nine months ended September 30, 1995. The increase in cash provided by investing activities is primarily attributable to the sale of TeleSelect in April of 1996. Contributing to the increase was the decline in purchases of property and equipment and investments in TeleSelect for the nine months ended September 30, 1996 as compared to the same period in 1995.

     Net cash used in financing activities was approximately $3.5 million for the nine months ended September 30, 1996 as compared to approximately $6.9 million provided by financing activities for the same period in 1995. The decrease in cash provided from financing activities is primarily attributable to repayments of a portion of the amount borrowed from PNC in the nine months ended September 30, 1996 as compared to additional borrowings in the same period in 1995. Contributing to the decrease in cash provided by financing activities was the treatment of the Company's domestic satellite lease in 1996 as a capital lease. Offsetting these declines is the capital contribution to CVS Partners by the minority partner.

                           PART II - OTHER INFORMATION

Item 1:   Legal Proceedings

         1.  Graff Pay-Per-View Inc., et. al v. United States.  (See Note 18)

         2.  Capital Distribution, Inc. v. Spice, Inc.  (See Note 19)

         3. Monopoli Studio, Inc., et. al. v. Cinema Products Video, Inc., et. al. (See Note 20)

         4.  Eric M. Spector as Trustee v. Graff Pay-Per-View Inc.
             (See Note 21)

Item 4:   Submission of Matters to a Vote of Security Holders

A.       The Company's Annual Meeting of Shareholders was held on July 23, 1996.

B.       The motions before the shareholders were:

         1. To elect six Directors of the Company to serve for the ensuing year.

          Name of Director                       Votes For     Votes Against         Votes Withheld       Abs
          J. Roger Faherty                       5,189,039         --                    3,427,357        --
          Edward M. Spector                      7,413,293         --                    1,203,103        --
          Leland H. Nolan                        4,930,552         --                    3,685,844        --
          Dean Ericson                           7,309,013         --                    1,307,383        --
          Christopher Yates                      7,771,364         --                      845,032        --
          Rudy R. Miller                         7,379,613         --                    1,236,783        --

         2. To approve the Amendment of Certificate of Incorporation to change the Company's Name to Spice Entertainment Companies, Inc.

                            Votes For                                8,076,454
                            Votes Against                              501,642
                            Votes Withheld                                  --
                            Abstentions                                 38,300
                            Broker Nonvotes                                 --

         3.  To approve adoption of the 1995 Restricted Stock Incentive Plan.

                            Votes For                                5,940,241
                            Votes Against                            2,225,011
                            Votes Withheld                                  --
                            Abstentions                                119,397
                            Broker Nonvotes                                 --

         4. To approve the amendments to the 1994 and 1994 Employee's Stock Option Plans.

                            Votes For                                4,472,879
                            Votes Against                            3,740,608
                            Votes Withheld                                  --
                            Abstentions                                 71,162
                            Broker Nonvotes                                 --

         5. To approve the selection of Coopers & Lybrand LLP, independent public accountants, as auditors for the Company for the fiscal year ended December 31, 1996.

                            Votes For                                8,524,741
                            Votes Against                               48,400
                            Votes Withheld                                  --
                            Abstentions                                 43,255
                            Broker Nonvotes                                 --

Item 6:  Exhibits and Reports on Form 8-K


(a)  Exhibits -                     Exhibit 11.01 - Compensation of Earnings
                                    Per Share

                                    Exhibit 27.00 - Financial Data Schedule

(b)  Reports on Form 8-K -          None

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

                                               GRAFF PAY-PER-VIEW INC.




                                               By:  /s/ Harlyn C. Enholm
                                                    Harlyn C. Enholm
                                                    Executive Vice President
                                                    & Chief Financial Officer







November 19, 1996

                                                                  Exhibit 11.01
                    GRAFF PAY-PER-VIEW INC. and SUBSIDIARIES
                        COMPUTATION of EARNINGS PER SHARE
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 and 1995
                                   (Unaudited)

                                                                                      1996                      1995
                                                                               ----------------------    ----------------------

Primary

Net Income                                                                              ($3,470,000)              ($1,432,000)
                                                                               ----------------------    ----------------------

Weighted average number of common shares outstanding                                     11,354,000                11,713,000
                                                                               ======================    ======================

Earnings per share                                                                           ($0.31)                  ($0.12)
                                                                               ======================    ======================

Note to Primary Earnings Per Share:
EPS calculation does not include common stock equivalents because this would have an anti-dilutive effect on the loss per share




                                                                  Exhibit 27.00


                         SUMMARY FINANCIAL DATA SCHEDULE
                  FOR THE NINE MONTHS ENDING SEPTEMBER 30, 1996


     This schedule contains summary financial information extracted from the Form 10-Q for the quarter ended September 30, 1996 of Graff Pay-Per-View Inc.