Form 10-K
period 1996-12-31
GRAFF PAY PER VIEW INC /DE/
filed 1997-04-16
CIK 839431

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1996

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from              to

                          Commission File No. 0-021150

                       SPICE ENTERTAINMENT COMPANIES, INC.
             (Exact name of registrant as specified in its charter)

         Delaware                                        11-2917462
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)

536 Broadway, New York, NY                               10012
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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K [ ].

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31, 1997 was $24,358,446.

     The number of shares outstanding of registrant's Common Stock as of March 31, 1997 was: 11,339,948.

Item 1.    Business


         Spice Entertainment Companies, Inc. (formerly known as Graff Pay-Per-View Inc.) and its subsidiaries (collectively "Spice" or the "Company") is a leading international provider of adult television entertainment. The Company has strategically refocused its business to concentrate on its profitable adult entertainment business and to establish a strong brand identity globally. The Company changed its corporate name to Spice Entertainment Companies, Inc. to reinforce these strategies. The Company now operates through three units: Spice Networks - domestic adult pay-per-view networks, Spice International - international adult networks and programming and Spice Direct - other products and services.

         Through its Spice Networks operating division, the Company owns and operates Spice and The Adam & Eve Channel (collectively, the "Spice Networks"), domestic pay-per-view television networks with access to over 20 million cable addressable and direct broadcast satellite ("DBS") households.

         Spice International is responsible for expanding the distribution of the Company's adult television networks and programming globally. In Europe, the Company operates and distributes two premium television networks, The Adult Channel, originated from the United Kingdom, and Eurotica, originated from Denmark (collectively the "European Networks"). The European Networks are distributed in the cable and direct-to-home ("DTH") markets. The Company, through agreements with NetHold Electronic Media, B.V., United Philips Cable, Metromedia International Telecommunications and others, has distribution throughout Europe and the networks are available in over 40 countries. The Company has expanded distribution into the Pacific Rim through agreements with Pay Per View Japan Inc., the first digital television program provider in Japan, and in Australia, with Northgate Communications Australia PY Ltd. ("Northgate"). Spice International is in discussions with various other parties for distribution of the Company's networks and programming in Latin America, the Pacific Rim and Asia.

         Spice Direct focuses on products and services marketed directly to consumers. Spice Direct, through agreements with third parties, provides merchandising and audiotext services on the Spice Networks. It also operates CyberSpice, the Company's adult Internet website. Spice Direct, in a joint venture with the Williams Worldwide, Inc., launched Williams Infomercial Network (the "Infomercial Network"), a 24-hour a day satellite delivered infomercial network featuring mainstream products and advertising. Spice Direct is also responsible for the productive utilization of the Company's transponder capacity and provides network playback and programming services to third parties.

         The Company owns one of the world's largest adult film libraries under license and production agreements with third parties. The library is licensed both to affiliates and third parties.

         The Company has disposed of its remaining non-strategic assets. In a transaction which closed on February 7, 1997, the Company split off Spector Entertainment Group, Inc. ("SEG"), a provider of telecommunications and television production services principally to the pari-mutuel wagering industry, to the former shareholders of SEG. The Company owns a partnership interest in CVS Partners ("CVSP") which owns and operates the Cable Video Store Network, a domestic hit movie service. The partners of CVSP have determined to wind down the partnership. Finally, the Company terminated its television and motion picture production activities previously conducted by CPV Productions, Inc. ("CPV").

         The following table sets forth the percentage of revenues contributed by each of the Company's operating units during each of the last three fiscal years:

                       Year                                     1996            1995           1994
---------------------------------------------------         -------------    -----------    -----------
Spice Networks                                                     45.3%          43.0%          45.6%
Spice Direct                                                        5.5%           6.1%           3.2%
Spice International                                                17.6%          20.3%          17.2%
                                                            -------------    -----------    -----------
Total from Continuing Operations                                   68.4%          69.4%          66.0%
Discontinued Operations (SEG)                                      19.1%          15.2%          14.6%
Suspended/Terminated Operations (CVSP & CPV)
                                                                   12.5%          15.4%          19.4%
                                                            =============    ===========    ===========
Total Revenue                                                     100.0%         100.0%         100.0%

                                                            =============    ===========    ===========

         The Company was incorporated in 1987 under the laws of the State of Delaware and has its principal executive offices at 536 Broadway, New York, NY 10012.


SPICE NETWORKS

         The Spice Networks are two of the leading domestic networks in the adult pay-per-view market place. Pay-per-view television enables a subscriber with an addressable set top decoder or satellite receiver to purchase a block of programming, an individual movie or an event for a set fee. Pay-per-view programming can be delivered via cable television or "direct to the home" to households with large satellite dishes receiving a C-band low power analog signal (the "DTH market") or with small satellite dishes receiving a Ku-band medium or high power digital signal such as that currently offered by Primestar and DirecTV which are referred to as "DBS services." At the end of 1996, the Spice Networks were available to approximately 17.8 million addressable channel homes in cable systems throughout the country. The Spice Networks have affiliation agreements with 9 of the top 10 and 17 of the top 20 multiple system operators ("MSO"). The Spice Network is also offered as part of the DirecTV DBS satellite entertainment service to over 2.3 million households.

         A market leader and innovator, the Spice Networks were the first adult pay-per-view networks to be available 24 hours a day and the first adult pay-per-view network to feature an all movie format. The Spice Networks pioneered the now industry standard 90-minute start times promoting customer convenience. Spice was the first service to offer a complementary companion adult pay-per-view service, The Adam & Eve Channel, which provides staggered start times for its movies and features.

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

         While the retail pay-per-view price of Hollywood hit movies has declined to less than $3 in some cable and DBS systems, the retail pay-per-view price for adult programming such as the Spice Networks has remained in the $5 to $8 range. In addition, the Company believes that retail adult pay-per-view prices can be raised within a range without adversely affecting buy rates. The following chart shows the Company's cable addressable and DBS households for each of the Spice Networks.

                           Spice Networks Subscribers


                        1989       1990       1991       1992       1993       1994       1995        1996
                       -------    -------    -------    -------    -------    -------    --------    --------
Spice                   830       2,330      3,860      4,890      7,370      9,270       13,920      16,330
Adam & Eve Channel       -          -          -          -          -          350        3,180       3,650



         The Company has been aggressively promoting the Spice brand name and developing cost effective means of building brand identity. The logo was completely redesigned and new programming was produced for use between feature movies in 1995. To garner nationwide brand recognition among its affiliates and viewers, Spice is conducting a nationwide "Search for the Spice Girl 1997" contest. Local contests are being held in major markets nationwide with a national contest to be held in New York City. The first two contests had extensive media coverage and demonstrated the strength of the Spice brand name.

         Marketing adult television entertainment requires creativity and discretion. The Company, in coordination with its affiliates, has developed several means of promoting the Spice Networks. The Company regularly distributes affiliate marketing kits and conducts affiliate workshops and national sweepstakes. To broaden consumer awareness of the Spice Network and pay-per-view buying in general, the Company successfully tested a free Spice Networks preview in order to increase viewers. Buy rates were up over 500% over average normal activity in several systems. Based on preliminary market research, about half of the Spice preview buyers were first time buyers and over 20% were first time pay-per-view buyers.

         The Company is distributing its programming over a variety of emerging video delivery technologies including multi-channel analog and digital wireless cable systems, satellite master antenna systems and open video systems, among others to insure the widest possible distribution of its networks and programming. The Spice Networks are the only adult programming services currently available on the Tele-Communications, Inc. ("TCI") All TV Service, its digital platform of satellite delivered programming. TCI is also offering its digital platform to non-TCI cable systems and the Company anticipates expanded distribution of the Spice Networks as a result. The Company is continuously exploring other avenues and locales of distribution.

         Competition. The Spice Networks have one principal competitor, Playboy Television ("Playboy"), in the domestic cable and DBS markets. The Company believes that the Spice Networks are the most widely distributed domestic adult pay-per-view networks.

         In the C-band DTH market, competition from several explicit version adult movie services adversely impacted the Spice Network's revenues. As a result, the Company discontinued distribution of the Spice Networks to the C-band DTH market on August 31, 1996.

SPICE INTERNATIONAL

         Through its Spice International operating division, the Company has been pursuing global distribution of its adult networks and programming. The Company began its international operations with its 1994 acquisition of The Home Video Channel Limited ("HVC"), a UK corporation. HVC owns and operates The Adult Channel, a satellite delivered subscription service which features cable version adult movies and related programming similar to those exhibited on the Spice Networks. The Adult Channel, which is broadcast four hours a day commencing at midnight, is available to approximately 2 million cable households and approximately 4 million DTH satellite households in the United Kingdom. The Adult Channel is also available to DTH satellite households throughout Continental Europe and currently has subscribers in over 40 countries.

         HVC also operates a cable exclusive movie service featuring action and horror movies which began digital satellite delivery in the second quarter of 1996. The Home Video Channel is offered during the evening hours and is programmed during the pre-midnight hours to segue into The Adult Channel. The two services are offered as a seamless 8:00 p.m. to 4:00 a.m. programming service at a package price.

         In February 1995, the Company launched Eurotica, a satellite delivered subscription network based in Denmark which features explicit version adult movies and adult entertainment. Eurotica is marketed to the DTH and cable markets throughout Europe and currently has subscribers in over 25 countries.

         The Company has authorized agents throughout Western Europe who distribute DTH subscriptions to the European Networks through sales of "smart cards." The Company is currently concluding negotiations with Satellite Encryption Services Ltd., a News Corp. Ltd. subsidiary, to provide subscriber access to The Adult Channel on the Sky Card. The Sky Card is also used to authorize subscriptions for virtually all DTH channels in the United Kingdom including those owned by British Sky Broadcasting, Ltd. The Company, which has lost revenues as a result of unauthorized reception of its European Networks, believes that the advanced technology of the Sky Card will reduce piracy of its networks and will permit easier subscriber access. The Company is also installing its own Subscriber Management Service.

         In promoting the international distribution of its adult television networks and programming, the Company's strategy is to license its networks or programming to local cable and DTH operators. This enables the Company to avoid the high cost of satellite distribution. The Adult Channel is included as an extended basic programming service and Eurotica as a pay-per-view programming service in the NetHold Electronic Media, B.V. ("NetHold") digital package of programming services available for distribution throughout Benelux and Scandinavia pursuant to a Channel Distribution Agreement. The Adult Channel is also included in the basic tier of programming in two Netherlands and one Austrian cable systems operated by United Phillips Cable which have an aggregate of approximately 1.1 million subscribers.

         The Company has applied for a broadcast license in both Germany and France. The Company now believes that it will obtain a broadcast license in Germany for adult programming and is currently seeking distribution of a Spice branded network and/or programming in both the cable and DTH markets in Germany. There are over 16 million cable addressable homes in Germany. The Company has now been granted a broadcast license in France which will enable it to exploit distribution opportunities on French cable systems as well as French DTH platforms.

         In Eastern Europe, the Company has entered into agreements with affiliates of Metromedia International Telecommunications ("Metromedia") for distribution of The Adult Channel and Eurotica in several eastern European Countries including Romania, Slovenia, Belarus and Russia. Under these agreements, The Adult Channel is included in the basic programming tier and Eurotica will be available as pay-per-view service when the technology is made available. The recent devaluation of the Romanian currency will adversely impact the Company's revenues from this country. The Canal Plus takeover of NetHold has led to that company's discontinuation of its Central European marketing and Subscriber Management Services, which NetHold had provided to HVC under contract. HVC is now appointing sales agents throughout Central Europe and will provide its own Subscriber Management Services.

         The Company has entered into a license agreement with Pay Per View Japan Inc. ("PPVJ") to be the exclusive adult program provider to PPVJ's Perfect Choice TV, the first digital television program provider in Japan. The programming is Spice branded and specially selected and edited for the Japanese market. Perfect Choice was launched on January 15, 1997 and preliminary indications are that the buy rates for the Company's adult programming exceed projections.

         In Australia, the Company has entered into an agreement with Northgate Communications Australia PY Ltd. ("Northgate") to distribute Spice as a pay service and an explicit service on a pay-per-view basis to Northgate's cable system subscribers in Australia.

         The Company is in discussions with various other operators in Latin America, Asia, The Pacific Rim, Taiwan and Mandarin China and other areas for carriage of the Company's networks and programming.

         Competition. As a result of the launch of two competing adult services in the fourth quarter of 1995 and piracy, the number of DTH network subscribers declined in 1996. Management believes that the number of subscribers will not further decline and has developed plans to reverse the trend. In the cable market, the number of The Adult Channel's cable subscribers remain fairly constant and the Company is exploring various possibilities to increase cable distribution of The Adult Channel, The Home Video Channel and Eurotica. However, in the short term, any growth in the cable market will not be sufficient to offset the loss of revenue from the decline of The Adult Channel in the DTH market. Revenues from The Adult Channel for 1996 were approximately $3.6 million less than revenues for 1995.

         To combat this decline, the Company has plans to relaunch the Adult Channel when it becomes available on the Sky Card, the most widely distributed smart card in the United Kingdom. In addition the Company plans to establish a new dealer network to replace NetHold and to aggressively market the service in mainland Europe.

         In the emerging global markets, Spice International's major competitor is likely to be Playboy. The Company believes that the international appeal of its tailor made production inventory will enable it to meet this competition.

SPICE DIRECT

         Spice Direct is responsible for the Company's direct marketing of products and services to consumers, operating the Infomercial Network and CyberSpice, and arranging for the productive use of the Company's transponder capacity and providing network playback services and programming to third parties.

         Spice Direct is responsible for adult-oriented entertainment and information through pay-per-call telephone lines (audiotext services) advertised on the Spice Network pursuant to a Telephone Services Agreement ("TS Agreement") with Capital Distribution, Inc., d/b/a Cupid Network Television ("CNT"). The audiotext with advertisements are produced exclusively for the Spice Networks by adult film producers which enables the Company to control the networks' on-air look. Under the TS Agreement, the Company receives a fee based on the number of Spice Network subscribers. The Company receives a sliding percentage of revenues from the audio text services on the Adam & Eve Channel which are operated by third parties.

         The operators of the audiotext services are responsible for the administration of the telephone lines and are contractually required to comply with all applicable rules and regulations. None of the operators or administrators of the telephone lines are Company employees. The telephone lines feature computerized audio programs and live operators on both 800 and 900 telephone lines.

         In between feature movies, the Spice Networks also provide home shopping which offer adult themed products in provocatively staged shopping segments. The merchandising is handled on both networks by CNT pursuant to an Amended and Restated Distribution Agreement (the "Merchandise Agreement"). These segments, which are produced by CNT, also offer Spice branded products which further promote the brand name.

         The Company and CNT have had various disagreements over CNT's performance under the Merchandise and TSA Agreements and the parties are currently involved in an arbitration. See "Item 3. Legal Proceedings." There are no assurances that the dispute between the Company and CNT can be satisfactorily resolved.

         On March 1, 1997, the Company launched a general product infomercial network known as "Williams Infomercial Network" or "WIN" (the "Infomercial Network"). The Infomercial Network will be jointly owned and operated by the Company and Williams Worldwide, Inc. ("WWI") once it has at least a 1.5 million subscriber base. The network uses the same digital compression equipment and shares a transponder with the Spice Networks and is designed to enable cable systems to easily program underutilized blocks of time created when other cable networks are off-air. The Company has initially targeted cable systems that carry the Spice Networks on a part time basis and thus can easily carry the Infomercial Network when the cable system is not distributing the Spice Network. As discussed below in "GOVERNMENT REGULATION", Section 505 of the Telecommunication Act of 1996 prevents many cable operators from broadcasting the Spice Network during the daytime hours. The Company hopes to make up lost revenue caused by cable operators complying with Section 505 through revenues generated by the Infomercial Network.

     In 1994, the Company began CyberSpice as an on-line bulletin board service which utilized the Company's adult programming and cross promoted the Spice Networks. CyberSpice was converted to a website on the Internet in the second quarter of 1995. CyberSpice is currently operated by E.O.L. Communications Corp. ("EOL") and is included in a bouquet of EOL operated adult pay sites. Under a month to month agreement, CyberSpice receives a portion of all revenues generated by customers of EOL's pay sites who access those sites through CyberSpice. See "GOVERNMENT REGULATION, On-Line Services."

         The Company had available transponder capacity as a result of the digital compression of the Spice Networks and CVS. Pursuant to agreements dated as of August 30, 1996, the Company began providing transponder services to Emerald Media, Inc. ("EMI"), which owns and operates Eurotica, an explicit television network distributed in the C-band DTH market. EMI also licenses adult films from the Company and the Company has licensed EMI the "Eurotica" tradename and related identity and granted the Company an option to acquire its stock or assets. EMI acquired additional networks and launched one of its own and the Company now provides transponder and playback services for two EMI networks and licenses adult films to all four of EMI's networks.

PRODUCTION AND PROGRAMMING

         The Company has an extensive library of adult films which it acquires pursuant to license and production agreements with many of the principal adult film producers. Through the activities of its Spice International division, the Company has been expanding distribution of its adult networks and programming throughout the world using it's extensive adult film library. The Company directly or through Spice International, licenses its library to its European Network and to third parties. This programming may also be used to create new Spice branded services or other adult networks or repurposed for use in other media such as the Internet and cable modem markets.

         The Company has long term production agreements with VCA Labs, Inc. ("VCA") and Coastline Films, Inc. and more limited production agreements with other adult film producers including Sin City Entertainment, Inc., Wicked Pictures, Thomas Paine Productions and Plush. VCA supplies approximately one-fourth of the adult films which are licensed under production agreements. Coastline had supplied two to three movies per month pursuant to one year 24 picture production agreements which expire April, 1997. The Company has also entered into production agreements with foreign producers as part of the Company's strategy to globalize its programming and to meet local content requirements.

         Under the production agreements, the Company acquires worldwide television rights (pay-per-view, subscription and premium television rights) in perpetuity for delivery, in most instances, using all known and to be developed methods of delivery, for both the cable version and the explicit version of each movie. The Company may also acquire on-line, Internet and other rights as part of the rights, granted under the production agreements.

         The Company has license agreements with other adult film producers. Under the terms of the license agreements, the Company will typically license the cable and explicit versions for adult films in the United States and/or Europe for between one to three years with unlimited exhibitions in return for a flat license fee.

NETWORK DELIVERY

         Satellite Transmission. The Company delivers its video programming to cable systems and other customers via digitally compressed satellite transmission. Management believes that this is the most efficient delivery method currently available for point to multipoint distribution. Satellite delivery of video programming is accomplished as follows: The video programming is played back at an operations facility. The program signal is then encrypted so that the signal is unintelligible unless it is passed through the proper decoding devices. The signal may be transmitted to the satellite as an analog signal or digitally compressed and combined with other signals and transmitted (uplinked) from an earth station to a designated transponder on a communications satellite.

         The transponder receives the analog or digitally compressed program signal uplinked by the earth station, amplifies the signal and broadcasts (downlinks) it to satellite dishes located within the satellite's area of signal coverage. The signal coverage of the domestic satellite utilized by the Company is the Continental United States, portions of the Caribbean, and Canada. The signal coverage of the satellite utilized by the European Networks is Continental Europe and portions of North Africa. Each transponder can retransmit four or more complete digitally compressed NTSC color television signals or one analog NTSC color television signal.

         For cable systems, the encrypted digitally compressed signal received by the cable system's satellite dish is then decoded and decompressed using, for the Company's domestic television networks, General Instrument Digicipher II decoders. The cable system then rescrambles the signal using scrambling technology compatible with the addressable set top boxes deployed in its system and then distributes the signal throughout its cable system. For DTH and DBS customers, their set top box contains the descrambling equipment.

         To offer pay-per-view services, the set top boxes must have an electronic "address" and the cable system or satellite service provider must be able to remotely control each customer's set top box and cause it to descramble the television signal for a specified period of time after the customer has made a purchase of a premium service or a pay-per-view event. The ability to control the scrambling and descrambling of a signal from a cable system's facilities (addressability) is essential for the marketing and delivery of pay-per-view programming services.

         In Europe, subscribers purchase "smart cards" from distributors, including appliance and electronics stores. These smartcards are programmed to permit reception of a premium programming service. The smart cards are then inserted into the satellite receiver or set top box which descrambles the signal for a specified period of time.

         Service Providers. The Company utilizes transponder services for its domestic networks pursuant to a February 7, 1995 Agreement ("AT&T Agreement") with AT&T Corp. The AT&T Agreement was initially for services on five transponders on AT&T's Telstar 402R Satellite. This was reduced to four transponders as a result of the loss by AT&T of one of its other satellites on January 11, 1997. Pursuant to a letter agreement dated March 31, 1997 between the Company and Loral Skynet (which acquired AT&T's satellite business), the term of the agreement, which originally expired at the end of the satellite's useful life, was shortened to October 31, 2004 in consideration of the Company's grant to Loral of a right to preempt one of the Company's transponders after September 1, 1997. See "Management Discussion And Analysis."

         The Home Video Channel, Ltd. ("HVC") had a contract with Societe Europeenne des Satellites S.A. ("SES"), the owner of the Astra 1C satellite providing transmission services for The Adult Channel, through January 1997. The footprint of the satellite is Western Europe. This arrangement was replaced with an agreement effective February 1, 1997 with Filmnet A.B. who subleased a transponder from SES for four hours a day that The Adult Channel is broadcast. The agreement is terminable upon three months prior written notice by either party.

         Commencing in June 1, 1996, The Home Video Channel began digital satellite distribution to cable systems on the Intelsat satellite pursuant to a five year agreement with British Telecommunications plc ("BT") dated April 24, 1996.

         Eurotica obtains transponder services from BT pursuant to a January 8, 1997 offer of transponder services on Eutelsat II Flight-3 satellite. These services are made available on a month by month basis.

         Neither The Adult Channel nor Eurotica have long term satellite arrangements. If either of these arrangements are terminated and the Company is unable to find a replacement satellite service, broadcast of the affected network may be interrupted or terminated.

         Four Media Company ("4MC") provided domestic playback and uplink services until February 28, 1997 when the Company's master control and digital playback center (the "Operations Facility") went into service. The Operations Facility currently handles playback for five networks utilizing video file servers. This state of the art application of new technology loads and stores digitized programming in the memory of the video file servers. Under automated software control, the programming is then "streamed" from the video file servers and transmitted, over fiber optic cable, to the uplink facility. By employing this technology, the Company can add additional networks quickly and efficiently.

         The Company contracted with Atlantic Satellite Communications, Inc. ("Atlantic") for fiber connectivity from the Operations Facility to the uplink facility and for uplink services pursuant to a three-year letter agreement dated February 10, 1997. The parties are currently negotiating a more formal agreement.

         As discussed above the Company's domestic network signals are encrypted and digitally compressed using VideoCipher II encoders, which are manufactured by General Instrument ("GI") which is currently the industry standard scrambling technology. The Company leased a General Instruments encoder and 1,210 decoders from Vendor Capital Group. The decoders were then provided to Spice Networks affiliates. The European Networks use the Videocrypt system developed by News Datacom Limited. The Company plans to switch to scrambling technology from Satellite Encryption Services Ltd., which distributes the Sky Card. This technology is more secure and the Sky Card is more widely used then the existing system used by the European Networks.

PRINCIPAL CUSTOMERS

         The Company's principal customers are TCI and Time Warner, which are the largest domestic multiple system operators (MSO's). TCI and Time Warner accounted for 18% and 9%, respectively of the Company's consolidated revenues for 1996 and 11% and 7%, respectively, of the Company's consolidated revenues for 1995. TCI and Time Warner accounted for 11% and 9%, respectively, of the Company's consolidated revenues for 1994.


DISCONTINUED AND SUSPENDED OPERATIONS

         Hit Movie Network. On March 6, 1996, the Company contributed the Cable Video Store Network, a domestic pay-per-view hit movie service, to a newly formed partnership, CVS Partners ("CVSP"). The other partner was WilTech Cable Television Services, Inc. ("WCTV"), a subsidiary of The Williams Companies, Inc. Cable Video Store, which the Company had operated since 1989, was available via satellite until March 31, 1997, when satellite delivery was terminated. The network continues to be available as a video file server based network. The Company and WCTV, the CVSP Partners, have determined to wind down the partnership. See "CURRENT DEVELOPMENTS, CVS Partners".

         Telecommunications, Television Production And Related Services. The Company acquired SEG in a merger which took effect on September 1, 1995. SEG is a provider of telecommunications, television production and related services primarily to the pari-mutuel wagering industry and to a variety of other industries including the sports, entertainment and distance learning industries. In the fourth quarter of 1996, the Company determined that SEG was no longer a strategic fit with the Company's core adult entertainment business. On February 7, 1997, the Company split off SEG to the former SEG shareholders in exchange for the 700,000 shares of common stock they had received in the SEG Merger. This transaction is described in greater detail in "CURRENT DEVELOPMENTS, Spector Entertainment Group, Inc."

         Television and Movie Production. The Company, through its wholly-owned subsidiary Cinema Products Video, Inc. ("CPV"), was engaged in the production and distribution of television series and programs, movies and CD-ROMs. Because of the substantial lead time before the Company recovered its production advances and because CPV's principal customers did not renew their production agreements with CPV in 1995, the Company elected to suspend CPV's production activities at the end of 1995, though the Company continued to market CPV's library. In 1996, the Company terminated all of CPV's activities and in the first quarter of 1997 sold a portion of the rights to the CPV library to the former CPV shareholders.

CURRENT DEVELOPMENTS

         TeleSelect. The Company, Philips Media B.V. ("Philips") and Royal PTT Netherlands NV ("KPN") established TeleSelect B.V. ("TeleSelect"), a Netherlands joint venture. TeleSelect was formed to create joint ventures with European cable operators to enable them to provide conditional access services such as pay-per-view, near video on demand and electronic retailing to their subscribers. On April 3, 1996, the Company sold its TeleSelect interest to Philips and KPN for approximately $3.2 million, an amount equal to its cash investment in TeleSelect.

         Multimedia Games. The Company formed a joint venture with TV Games, Inc. ("TVG"), a wholly-owned subsidiary of Multimedia Games, Inc. ("MGAM") and American Gaming Network J.V. ("AGN"), to jointly develop and promote high stakes proxy play Class II tribal bingo games. The Company contributed approximately $1.4 million of intellectual property, which the Company had acquired from MGAM for cash and notes, and working capital to AGN's capital.
In related transactions, the Company acquired for cash and notes 275,000 shares of MGAM's outstanding stock and a warrant to acquire an additional 175,000 shares at an exercise price of $3.50 per share (the "MGAM Warrants").

         The parties were unable to agree on a business plan or a strategy for going forward with AGN. Pursuant to a Purchase Agreement dated June 28, 1996, the parties resolved their differences with the Company giving up its interest in AGN and the 275,000 shares of MGAM stock in exchange for (i) the cancellation of an aggregate of $775,000 of liabilities owed to MGAM and TVG,
(ii) $100,000 pursuant to a note due on July 25, 1996 and (iii) $400,000 due pursuant to a note due in three years. The Company retained the MGAM warrant. The shares underlying the MGAM warrant are transferable pursuant to a currently effective registration statement but are subject to a lockup agreement which requires MGAM's investment bankers consent to a sale of the shares.

         Spector Entertainment Group, Inc. In the fourth quarter of 1996, the Company determined that SEG was no longer a strategic fit with its core adult entertainment business. On February 7, 1997, and pursuant to a Settlement Agreement (the "SEG Settlement Agreement") dated January 29, 1997 among the Company, SEG and the Spector Group, the Company conveyed all of the issued and outstanding shares of the common stock of SEG to certain members of the Spector Group in exchange for the 700,000 shares of the Company's common stock previously issued in the SEG Merger.

         Edward M. Spector resigned from the Company's Board of Directors. As provided for in the SEG Settlement Agreement, the Company also entered into a Transponder Services Agreement with SEG pursuant to which the Company will provide transponder services to SEG for monthly payments of $80,000 for two years. SEG has the right to terminate the agreement on ninety days prior written notice. The parties to an August 14, 1995 letter agreement which granted certain members of the Spector Group a put to sell all of the stock of United Transactive Systems, Inc., for a formula determined number of shares of the Company's common stock, also entered into a Termination Agreement dated as of February 7, 1997 terminating the August 14th agreement and suspending the Spector Group's prior exercise of the put.

         Emerald Media. Pursuant to agreements dated as of August 30, 1996, the Company began providing transponder services to Emerald Media, Inc. ("EMI"), which owns and operates Eurotica, an explicit television network distributed in the C-band DTH market. The Company also licenses adult films and the "Eurotica" trade name and related identity to EMI. EMI also granted the Company an option to acquire its business or stock for a formula determined amount. EMI expanded its operations and now operates four explicit television networks in the C-band DTH market. On March 1, 1997, the Company's agreements with EMI were modified and now the Company provides transponder services on two transponders to EMI and handles playback for two of EMI's networks from its Operations Facility. The Company's option to acquire the EMI business or stock was revised with a new exercise price of $755,000.

         Operations Facility. In the second quarter of 1995, the Company entered into agreements with IBM and others to construct the Operations Facility at its New York City headquarters. Approximately $2.1 million of the Operation Facility's cost was to be financed by a capital lease with IBM Credit Corporation ("ICC"). IBM did not deliver the video file servers and tape archives, approximately $600,000 worth of equipment, and after making an initial $435,000 lease payment, the Company terminated the lease and did not make any further payments.

         The Company reached an agreement with IBM and ICC and entered into a superseding equipment lease agreement. Under the agreement ICC provided an additional $525,000 of financing which the Company used to purchase video file servers and tape archives from Digital Equipment Corporation ("DEC"). IBM and ICC agreed to reduce the monthly lease payments to $37,000 per month and the Company began making lease payments in February, 1997. The Company is currently using the Operations Facility to playback three of its own networks and two networks for EMI.

         CVS Partners. On March 6, 1996, pursuant to a General Partnership and Contribution Agreement dated January 27, 1996, the Company contributed the assets of Cable Video Store and certain other assets to CVSP, a partnership owned 75% by the Company and 25% by WCTV, a wholly-owned subsidiary of WilTech. The Company and Vyvx, Inc. ("Vyvx") entered into service agreements with CVSP to provide certain services.

         Satellite distribution of the network terminated on March 31, 1997. The Company and WCTV have determined to wind down CVSP and the parties are formulating a dissolution plan.

         Refinancing. The Company and certain of its subsidiaries (referred to herein and in the PNC Credit Agreement (as defined below) as "Obligors") and PNC Bank, N.A., as successor-in-interest to Midlantic Bank, N.A. ("PNC"), were parties to an Amended and Restated Loan and Security Agreement, as amended (the "PNC Credit Facility") pursuant to which PNC provided a credit facility to the Company. The PNC Credit Facility had an outstanding principal amount of approximately $14.6 million at December 31, 1996. As part of the PNC Credit Agreement, the Company issued a warrant to acquire 100,000 shares of the common stock of the Company.

         Pursuant to a Settlement Agreement (the "PNC Settlement Agreement") dated January 15, 1997, by and among PNC, the Company and the Obligors, the Company paid PNC $9.6 million, issued a $400,000 two-year promissory note and granted a warrant (the "PNC Warrant") to purchase 600,000 shares of common stock in satisfaction of the PNC Credit Facility. PNC released its security interest in the Company's assets.

         The PNC Warrant supersedes the warrant previously issued to PNC. The PNC Warrant exercise price is $2.0625 per share and is exercisable until December 8, 2004. The Company granted PNC registration rights with respect to the shares of common stock underlying the PNC Warrant pursuant to the terms of a Registration Rights Agreement.

         Pursuant to a Loan and Security Agreement dated January 15, 1997, which was assigned to Darla L.L.C. ("Darla"), Darla provided a credit facility (the "Darla Credit Facility") to the Company consisting of a $10.5 million term loan and a revolving Credit Facility of up to $3.5 million. The term loan was used to satisfy the $9.6 million cash payment provided for under the PNC Settlement Agreement and to pay the loan commitment fee. The Darla Credit Facility matures in 30 months with quarterly amortization totaling $2.5 million of the principal in the last year of the loan. The loan bears interest at 5% over the Citibank prime rate but not less than 13%. Three percent of the interest may be accrued and added to the principal of the loan and will be forgiven if the Darla Credit Facility is paid in full within two years. As of March 31, 1997, the Company has drawn down approximately $1.8 million of the revolving Darla Credit Facility.

         As part of this transaction, the Company issued 24,250 shares of $100 face value Convertible Preferred Stock Series 1997-A (the "Preferred Stock"). The terms of the Preferred Stock are set forth in a Certificate of Designation of Preferences and Rights - Convertible Preferred Stock Series 1997-A. The Preferred Stock provides for an 8% coupon payable, at the Company's election, with additional Preferred Stock. The Preferred Stock is convertible after two years into common stock of the Company at a 10% discount from the then current market price of the Company's common stock. The Company entered into a Registration Rights Agreement with Darla providing for registration of the shares of common stock underlying the Preferred Stock.

         As part of the Loan Agreement, the Company entered into various agreements with Darla pledging the stock of all of its domestic operating subsidiaries and HVC and granting Darla a security interest in the Company's domestic assets.

         CPV. Pursuant to a Program Rights Agreement effective as of February 10, 1997, the Company sold the domestic rights and international home video rights to the CPV library to MRG Entertainment, Inc. ("MRG") for $170,000. MRG is owned by the shareholders of CPV prior to CPV's acquisition by the Company.

GOVERNMENTAL REGULATIONS

         Domestic Networks. Congress enacted the Telecommunications Act of 1996 (the "Act"), a comprehensive overhaul of the Federal Communications Act of 1934. The Act contains several provisions which may impact the Company. (All Section references which follow refer to the Act.)

         Section 505 requires full audio and video scrambling of channels which are primarily dedicated to sexually explicit programming. If a multi-channel video programming distributor (which includes a cable system operator) cannot comply with the full scrambling requirement, then the channel must be blocked between 6:00 AM and 10:00 PM. The Spice Networks feature "sexually explicit" programming within the contemplation of Section 505. While the Company fully scrambles its signal, several of the Company's cable affiliates lack the technical capability to fully scramble the audio portion of the signal.

         The Company filed an action in Delaware District Court challenging the constitutionality of Section 505. The District Court granted the Company's application for a temporary restraining order enjoining enforcement of Section
505. However the Company's application for a preliminary injunction was denied on November 8, 1996 though the District Court stayed enforcement of Section 505 pending review by the Supreme Court. On March 24, 1997, the Supreme Court affirmed the District Court's decision. It is anticipated that Section 505 will take effect on or about May 1, 1997.

         If Section 505 takes effect on May 1, 1997, the Company's revenues will be adversely affected. While the amount of the reduction depends on several factors some of which are outside of the Company's control, the Company estimates the revenue reduction will be between $1.0 million and $2.0 million for 1997.

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

         On-Line Services. CyberSpice, the Company's adult oriented on-line service, may also be affected by the Act. The Act makes it a criminal offense to transmit to minors "indecent" content on-line and over the Internet. However a person providing adult content on-line will not be subject to prosecution under the Act if the provider has taken good faith reasonable efforts to prevent or restrict access to minors. While the Company believes that CyberSpice does not contain any "indecent" material and thus complies with the Act, the Company is exploring various options for CyberSpice with a view to increasing its revenues. If CyberSpice, or portions thereof are converted to "pay" sites, the Company intends to install safeguards limiting access to CyberSpice to persons who are not minors which should satisfy the statutory safe haven.

         The constitutionality of this provision was challenged by unrelated third parties and a District Court has issued a temporary restraining order enjoining enforcement of this provision. The Supreme Court recently heard oral arguments in this case.

         Currency Rates and Regulations. The Company's foreign operations are subject to the risk of fluctuation in currency exchange rates and to exchange controls. The Company cannot predict the extent to which such controls and fluctuations in currency rates may affect its operations in the future or its ability to remit dollars abroad. See Note 3 to the consolidated financial statements "Summary of Significant Accounting Policies - Foreign Currency Translation".

EMPLOYEES

         At February 28, 1997, the Company had a total of 97 employees.

Item 2.    Properties

The Company leases the following locations(1):

         Headquarters:
         536 Broadway                                   24,750 square feet(2)
         New York, New York 10012

         Other offices:
         2716 Ocean Park Blvd., Suite 1007
         Santa Monica, CA 90405                          2,625 square feet

         1755 Park Street, Suite 200
         Naperville, IL 60563                              330 square feet

         Home Video Channel Limited
         Aquis House, Station Rd.
         Hayes, Middlesex UB3 4DX
         United Kingdom                                  5,020 square feet

         Danish Satellite TV a/s:
         Holger Danskesvej
         40000 Copenhagen, Denmark                       2,925 square feet

The Company believes its leased locations are suitable and adequate for the conduct of the Company's business.

(1) The Company previously leased offices from Margate Associates, an affiliate of the former SEG shareholders, which was used by SEG. SEG was split off by the Company on February 7, 1997 and as a consequence, the Company has no further liability under this lease.

(2) The Company also uses a portion of the roof at its headquarters for equipment relating to the Operations Facility.

Item 3.    Legal Proceedings

         The Company instituted a proceeding in the Delaware District Court against the Federal Government, Graff Pay-Per-View Inc. v. Janet Reno, et. al. which was consolidated with a prior action filed by Playboy Entertainment Group, Inc. (Civil Action No. 96-94/96-107 JJF), challenging the constitutionality of Section 505 of the Telecommunications Act of 1996. As described above in "GOVERNMENT REGULATION, Domestic Networks," Section 505 requires full audio and video scrambling of channels which are primarily dedicated to sexually explicit programming such as the Spice Networks. If a multi-channel video programming distributor (which includes a cable system operator) cannot comply with the full scrambling requirement, then the channel must be blocked during the hours when children are likely to be watching television.

         On March 7, 1996, the Court granted the Company's application for a temporary restraining order, enjoining enforcement of the Section 505. However the Company's application for a preliminary injunction was denied on November 8, 1996 though the District Court stayed enforcement pending review by the Supreme Court. On March 24, 1997, the Supreme Court affirmed the District Court's decision. It is anticipated that Section 505 will take effect on or about May 1, 1997. The Company is considering its legal options in connection with this action.

         The Company issued notices of default to Capital Distribution, Inc., d/b/a Cupid Network Television ("CNT") under the Amended and Restated Distribution Agreement ("Distribution Agreement") and the Telephone Services Agreement ("TS Agreement"). CNT responded by obtaining a temporary restraining order preventing the Company from terminating the agreements and also filed a Demand for Arbitration. The Company believes that it has the contractual right to terminate the agreements and will seek such an order in the arbitration. Hearings in the arbitration began on March 17, 1997; there are several additional days of hearings which should be concluded by the end of June. There are no assurances that the Company will be successful in doing so or that the arbitrator may seek to impose monetary damages as a result of the Company's actions.

     The Company, through a wholly-owned subsidiary, was a defendant in Monopoli Studio, Inc., et. al. v. Cinema Products Video, Inc., et. al. The District Court action was dismissed.

         On November 15, 1996 Eric M. Spector, as trustee for the Eric M. Spector Revocable Living Trust commenced an action in the Delaware Chancery Court. As part of the SEG Settlement Agreement, the Delaware Chancery Court Action was dismissed.

Item 4.    Submission of Matters to a Vote of Security Holders

         There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1996.

                                     PART II

Item 5.    Market for Registrants Common Equity and Related Stockholder Matters

           The Company's common stock is presently traded on The Nasdaq SmallCap Market under the symbol "SPZE."

           The following table sets forth, for the calendar period indicated, the per share range of high and low sales prices for the Company's common stock as reported on The Nasdaq National Market through May 31, 1996 and from June 1, 1996 on the Nasdaq SmallCap Market.



                                            High              Low
1995

         First Quarter                      $11.38            $9.50
         Second Quarter                     $12.00            $8.38
         Third Quarter                      $10.75            $8.25
         Fourth Quarter                     $ 7.88            $3.88

1996

         First Quarter                        $5.00           $3.13
         Second Quarter                       $3.75           $2.50
         Third Quarter                        $3.44           $2.00
         Fourth Quarter                       $2.63           $1.00

         The Company currently has approximately 1,600 beneficial shareholders.

         The Company has never paid cash dividends on its common stock and intends to retain future earnings to support the growth of its business and, therefore, does not anticipate paying any cash dividends in the near future. The payment of any future cash dividend on common stock will be determined by the Company's Board of Directors in light of conditions then existing including the Company's earnings, financial condition, capital requirements and other factors. In addition the Company's current credit facility with Darla L.L.C. contains provisions which restrict payments of cash dividends on its common stock.

ITEM 6.  Selected Financial Data

         The following table is a summary of selected financial data for the Company for the periods indicated, which has been restated for discontinued operations:

For the Years ended December 31                    1996            1995            1994            1993            1992
-----------------------------------------------------------------------------------------------------------------------------
Revenues:                                      $33,213,000    $   43,292,000    $ 43,232,000    $ 20,528,000     $ 15,045,000
                                               --------------  ---------------  ------------   --------------- --------------
Operating expenses:
  Cost of goods of sold
                                                    94,000           196,000         123,000         329,000         453,000
  Salaries, wages and benefits                   7,592,000         9,722,000       6,665,000       4,318,000       2,543,000
  Producer royalties and library amortization    5,481,000         6,662,000       7,096,000       4,075,000       3,374,000
  Satellite costs                                1,884,000        10,191,000       9,670,000       5,985,000       3,363,000
  Selling, general and administrative           11,354,000        17,646,000      13,472,000       7,719,000       3,956,000
  Depreciation and amortization of fixed
    assets and goodwill                          7,499,000         2,063,000       1,156,000         465,000         181,000
  Provision for write-downs and non-recurring items:
     Investment in American Gaming Network        (875,000)        2,039,000
     Goodwill related to Guest Cinema, Inc.                          871,000
     Film and CD-ROM costs                                         3,967,000
     Restructuring charges                                         3,655,000
                                            --------------     --------------  --------------  --------------  --------------
  Total operating expenses                      33,029,000        57,012,000      38,182,000      22,891,000      13,870,000
                                            --------------     --------------  --------------  --------------  --------------
Operating income (loss)                            184,000       (13,720,000)      5,050,000      (2,363,000)      1,175,000
Interest expense                                 6,418,000           914,000         299,000         289,000         174,000
Minority interest                               (1,062,000)                          500,000
                                               --------------  --------------  --------------  --------------  --------------
Income (loss) from continuing operations
  before provision for income taxes and equity
  in undistributed earnings                     (5,172,000)      (14,364,000)      4,251,000      (2,652,000)      1,001,000
   Income tax (benefit) provision                  192,000           734,000       1,298,000         (54,000)         83,000
                                              --------------  --------------   --------------  --------------   -------------
Income (loss) from continuing operations
  before equity in undistributed earnings       (5,364,000)      (15,368,000)      2,953,000      (2,598,000)        918,000
Equity in the undistributed earnings of
  HVC, net of the amortization of goodwill                                                             4,000
                                               --------------  --------------- --------------- ---------------  -------------
  Income from continuing operation              (5,364,000)      (15,368,000)      2,953,000      (2,594,000)        918,000
                                               -------------- ---------------  --------------- ---------------   ------------
Discontinued operations:
  Income from discontinued operations of SEG        35,000           242,000         213,000         225,000         309,000
  Loss on disposal of SEG                       (2,571,000)
                                               --------------  --------------- --------------- --------------- ---------------
  Income (loss) from discontinued operations    (2,536,000)          242,000         213,000         225,000         309,000
                                               --------------  --------------- --------------- --------------- ---------------
Net income (loss)                              ($7,900,000)      (15,126,000)      3,166,000     ($2,369,000)      1,227,000
                                               ==============  =============== =============== =============== ===============
Earnings (loss) per share of common stock
Primary
Income from continuing operations                   ($0.48)           ($1.31)          $0.25          ($0.29)          $0.10
Discontinued operations                              (0.22)             0.02            0.02            0.03            0.03
                                              ==============  ==============   =============  =============== ===============
Net income                                          ($0.70)           ($1.29)          $0.27          ($0.26)          $0.13
                                               ==============  ==============  ============== =============== ===============

Fully diluted
Income from continuing operations                   ($0.48)           ($1.31)          $0.24          ($0.29)          $0.09
Discontinued operations                              (0.22)             0.02            0.02            0.03            0.03
                                               --------------   ------------   -------------   -------------   --------------
Net income                                          ($0.70)           ($1.29)          $0.26          ($0.26)          $0.12
                                               ==============  ==============  ============== ===============  ==============

Cash dividends declared per common share                None            None            None           None            None
                                               ==============  ==============  ==============  ============== ===============
Weighted average number of shares outstanding:
     Primary
                                                 11,351,000       11,747,000       11,909,000       8,954,000       9,662,000
                                               ==============  ==============  ==============  ============== ===============
     Fully diluted
                                                 11,351,000       11,747,000       12,215,000       8,954,000      10,029,000
                                               ==============  ==============  ==============  ============== ===============
Total assets                                     89,312,000       99,199,000       37,458,000      21,221,000      10,125,000
                                               --------------  --------------  --------------  -------------- ---------------
Current portion of long-term debt and
  obligations under capital leases                5,743,000        5,623,000        3,702,000         446,000       1,025,000
                                               --------------  --------------  --------------  -------------- ---------------
Long-term debt and obligations
  under capital leases less current portion      68,411,000       71,311,000        1,049,000       1,608,000       1,303,000
                                               --------------  --------------  --------------  -------------- ---------------
Shareholders' equity                         $    2,294,000    $   8,069,000       23,460,000       8,583,000       4,255,000
                                              ===============  ==============  ==============  ============== ===============



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

1996 COMPARED TO 1995

         For the year ended December 31, 1996, the Company reported a net loss of $7.9 million, as compared to a net loss of $15.1 million in 1995. The current year's loss is attributable to a loss from continuing operations of $5.4 million and a loss from discontinued operations of $2.5 million. The loss from continuing operations is primarily attributable to continued losses from the Cable Video Store and Eurotica networks. Also contributing to the loss from continuing operations were losses associated with the CPV operation as well as the non-cash loss relating to the capitalization of the AT&T transponder lease.

         Revenues. Total revenues from continuing operations for the year ended December 31, 1996 decreased by approximately $10.1 million to approximately $33.2 million compared to total revenues of approximately $43.3 for the year ended December 31, 1995. The decline was primarily attributable to declines in revenues from the C-band DTH market ($6.2 million), CPV ($2.8 million) and HVC ($3.6 million), totaling approximately $12.6 million. Offsetting these declines was the revenue growth of Spice in the domestic cable and the DBS markets totaling approximately $2.9 million.

         In the domestic C-band DTH market several competing adult explicit services were launched during 1994 and 1995. These explicit adult services competed directly with Spice Networks in the C-band DTH market and have resulted in a decline in revenues in this market of approximately $6.2 million for the year ending December 31, 1996, as compared to the same period in 1995. These explicit adult services are not distributed by cable operators and therefore, do not have an impact on Spice Networks in the cable market. As a result of the decline in the Spice Networks' C-band DTH revenues, the Company suspended the distribution of the Spice Networks in this market on August 31, 1996.

         As part of the Company's restructuring plan instituted in 1995 and 1996 and the continued projected decline in the C-band market, the Company executed a plan in September of 1996 to transmit its programming on a digital platform, which can not be received by the C-band market. The Company expects to realize significant reductions in the costs resulting directly from the digital conversion (see discussion of satellite expenses).

         The revenues from CPV decreased as a result of the company's decision to cease production activity in the beginning of 1996.

         In the United Kingdom, two new competing adult services were launched in the fourth quarter of 1995. The new adult services compete directly with The Adult Channel, the Company's United Kingdom satellite delivered adult network. In addition, in the second half of 1995, The Adult Channel switched satellites to a satellite which could not be viewed by many of its existing subscribers without the purchase of new equipment. These two factors have resulted in a decline in revenues of approximately $3.6 million for the year ended December 31, 1996, as compared to the same period in 1995

         Revenues from the Spice Networks cable market increased by approximately $1.8 million for the year ended December 31, 1996, as compared to the same periods in 1995, a gain of approximately 12.5%. The Company increased the number of addressable households with access to the Spice Networks at December 31, 1996 by approximately 20% over the number of such addressable households at December 31, 1995. The percentage increase in addressable subscribers did not translate into the same percentage increase in revenues due to normal delays in realizing revenues from new subscribers and a reduction in the Company's share of revenues (referred to as license fees in the Company's agreements with cable operators) from cable sales of the Spice Networks. This reduction in license fees is a result of increased competition in the Company's market segment and the growing concentration in the ownership of cable systems by multiple system operators ("MSOs"). Management expects this downward trend to slow and for license fees to stabilize.

         Salaries. Total salaries from continuing operations for the year ended December 31, 1996 decreased by approximately $2.1 million to approximately $7.6 million compared to total salaries of approximately $9.7 for the year ended December 31, 1995. The decline was a result of the implementation and execution of the restructuring plan that included the consolidation and elimination of some employee functions which translated into significant reductions of the Company's personnel. Under the same restructuring plan, the Company entered into separation agreements with two of its then executive officers which translated into an annual expense saving of approximately $1.0 million.

         Royalties. Producer royalties and film cost amortization from continuing operations decreased by approximately $1.2 million for the year ended December 31, 1996, as compared to the same period in 1995. The decline is primarily attributable to the reduction in film cost amortization resulting from the write-down of CPV's film and CD-ROM costs in the fourth quarter of 1995.

         Satellite. In December 1995, the Company entered into a service agreement with AT&T for the use of five transponders on Telstar 402R for the satellite's useful life, estimated to be 12 years. The Company is using the transponders for broadcast of its domestic networks. The AT&T transponder agreement is being accounted for as a capital lease as required by Statement of Financial and Accounting Standards No. 13, "Accounting for Leases". As a result, the Company is required to establish an asset and a corresponding offsetting interest bearing obligation equal to $58.7 million, the present value of the expected future minimum lease payments at the lease inception.
The asset is depreciated, on the straight-line method, over the satellite's estimated 12 year useful life. The actual lease payments are applied against the principal and interest of the obligation similar to a fully amortizing mortgage loan. For the year ended December 31, 1996 the Company recognized total expenses attributable to the lease of approximately $10.3 million comprised of depreciation expense of approximately $5.3 million and interest expense of approximately $5.0 million. Had the lease been accounted for as an operating lease, the Company would have recognized approximately $2.0 million less in total expenses attributable to the AT&T transponder lease for the year ended December 31, 1996.

         Satellite, playback and uplink expenses from continuing operations for the year ended December 31, 1996 have decreased by approximately $8.3 million, as compared to the same period in 1995. The decrease is primarily attributable to the capitalized AT&T transponder lease as compared to the treatment during the same period in 1995 when domestic transponder expenses were accounted for as operating leases. Had the AT&T lease been accounted for as an operating lease, the Company's satellite expense for the year ended December 31, 1996 would have been approximately the same as 1995.

         In September 1996, the Company completed the project that enabled the digital compression and transmission of its video programming to its domestic cable systems. Digital compression and transmission allows a single transponder to carry the programming for multiple digitally compressed Networks.
The Company has transferred three of its networks onto a single transponder, which has resulted in an annual cost saving to the three networks of approximately $3.1 million and has made available two other transponders for productive use by the Company.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses from continuing operations for the year ended December 31, 1996 decreased by approximately $6.3 million as compared to the same periods in 1995. The decrease is attributable to, among other items, the suspension of the exploration of international opportunities and decrease in marketing, advertising and sales promotions. Also, the implementation of the restructuring plan has contributed to the reduction of selling, general and administrative expenses by suspending the exploration for new businesses. The Company has also reduced selling, general and administrative expenses by amending the Company's travel policies and reducing employee benefits as well as overhead expenditures. Offsetting these reductions is an increase in legal fees primarily attributable to litigation with the government over Section 505 of the Telecommunications Act of 1996 and an increase in bad debt expense relating to the collection of receivables at CPV which was closed down during 1996.

         Depreciation of Fixed Assets. Depreciation of fixed assets and the amortization of goodwill from continuing operations for the year ended December 31, 1996 increased by approximately $5.4 million as compared to the same period in 1995. The increase was primarily attributable to the depreciation of the capitalized AT&T transponder lease as compared to 1995 when domestic transponder leases were treated as operating leases and reflected in satellite costs.

         Interest Expense. Interest expense from continuing operations increased by approximately $5.5 million for the year ended December 31, 1996, as compared to the same period in 1995. $5.0 million of the increase is attributable to the interest expense recognized under the capitalized AT&T transponder lease during 1996, as compared to 1995 when the domestic transponder leases were accounted for as operating leases. The remaining increase of $0.5 million is primarily the result of the increased average loan balance associated with the PNC debt in 1996 as compared to 1995.

FACTORS THAT MAY AFFECT FUTURE RESULTS

         The Company expects to realize continued savings from the execution of the plan to dispose unprofitable and non-core adult businesses. The Company expects significant revenue growth in 1997 and beyond from its international operations and the sale of available transponder capacity. The Company's international operations have targeted and have or expect to sign distribution contracts in numerous foreign markets, including the Japanese, German, Australian, and Latin American markets. These distribution agreements are projected to translate into additional revenue sources at minimal additional costs. With the completion of the project to digitally compress and transmit video programming to the domestic cable systems, the Company has increased its transponder capacity and expects to realize incremental revenues from the sale of available transponder capacity.

         On March 31, 1997, the Company amended the terms of the satellite transponder lease with AT&T. As a result of the amendment, the lease will be reclassified to an operating lease on March 31, 1997 and will give rise to a non-recurring gain in 1997 of approximately $2.0 million as compared to a $2.0 million charge to income in excess of the lease payments in 1996.

         The Company's domestic cable revenues are expected to be adversely affected as a result of the Supreme Court's affirmation of Section 505 in March, 1997 (See GOVERNMENT REGULATIONS "Domestic Networks"). The effect on revenues is estimated to be from $1.0 to $2.0 million in 1997.

         During 1996 the Company has experienced continued downward pressure on its license fees but expects license fees to level off in the near future. The Company expects that revenue from projected additional subscribers will offset the effects of any reductions in the license fees.

1995 COMPARED TO 1994

         For the year ended December 31, 1995 the Company reported a net loss of $15.1 million as compared to net income of $3.2 million in 1994. The 1995 loss is primarily attributable to a non-recurring restructuring charge of approximately $3.7 million and approximately $6.9 million of provisions to write-down investments including film and CD-ROM costs, the investments in AGN and goodwill relating to the acquisition of PSP, which owns the technology utilized by Guest Cinema.

         The restructuring charge and provisions for write-down of investments resulted from a restructuring plan intended to streamline and refocus the Company on its profitable core businesses.

         The restructuring terminated capital intensive or peripheral businesses and other activities that the Company could no longer afford. The Company suspended exploration of new businesses throughout Europe other than those related to the globalization of its adult networks and programming. It suspended the production of movie and television series for 1996 by CPV and substantially reduced CPV's overhead. The Company suspended its activities in developing, marketing and supporting AGN. The Company also restructured its senior management and reduced its staff.

         Revenues. Total revenues from continuing operations for the years ended December 31, 1995 and 1994 were approximately the same ($43.3 million versus $43.2 million).

         In the C-band DTH market several competing adult explicit services were launched during 1994 and 1995. These explicit adult services compete directly with the Spice Networks in the DTH market and have resulted in a decline in revenues of $0.6 million or 8.0% in this market. These explicit adult services are not currently distributed by cable operators and therefore, do not have an impact on the Spice Networks revenues in the cable market.

         Revenues from the Spice Networks cable market increased $0.8 million despite the loss of access to one million Spice cable subscribers (8% of Spice's accessible subscriber base) on July 1, 1995 from the Time Warner New York Cable System. This system represented annualized revenues of approximately $2 million. Offsetting the loss of revenue from Time Warner New York was the addition of new cable systems, including other Time Warner systems, and growth in the subscriber base of existing systems. While the Company was able to increase its access to Spice Networks addressable households by approximately 50% in 1995, this increase did not translate into greater revenues because of downward pressure on the Company's license fees including lower license fees on the subscribers acquired as part of the AEC acquisition. This is a result of increased competition in the Company's market segment and the growing concentration in the ownership of cable systems. The addition of new cable subscribers and the increased distribution as a result of distribution of the Spice Network on DirectTV and other outlets for distribution should continue the growth in the Spice Networks' subscriber base.

         HVC's two networks and the start up of Eurotica contributed $1.1 and $0.6 million to the increased revenues while CPV and Cable Video Store experienced declines in revenues of $1.9 million and $0.6 million, respectively. HVC's revenues were less than projected because The Adult Channel's revenues declined in the fourth quarter of 1995 as a result of the launch of two competitive services in the United Kingdom and the switch to a satellite which could not be received by many existing subscribers without the purchase of additional equipment.

         Salaries. Salaries, wages and benefits from continuing operations increased by approximately $3.1 million (45.8%) for the year ended December 31, 1995 over the similar period in 1994. The increase resulted primarily from higher levels of staffing believed necessary to maintain and increase the Company's subscriber base, explore new network opportunities, produce CD-ROMs and the Company's on-line service and explore other business opportunities such as video dial tone delivery systems and international ventures.

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

         Royalties. Producer royalties and library amortization from continuing operations decreased by approximately $0.4 million (6.1%). The decline was primarily attributable to a decline in royalties payable to the studios attributable to the decrease in Cable Video Store network revenues.

         Satellite Expense. Satellite costs from continuing operations, which include satellite transponder, playback and uplink costs, increased by approximately $0.5 million (5.4%) for the year ended December 31, 1995. On May 31, 1995, the Company terminated its domestic transponder lease agreement with TVN. On April 1, 1995, AT&T began providing transponder services to the Company at a more economic rate. The Company launched a new European network which required a transponder. The decrease in domestic satellite transponder costs was offset by the addition of the new European transponder.

         Commencing December 1995, the Company began utilizing five transponders pursuant to a Transponder Services Agreement with AT&T which has been accounted for as a capital lease.

         Selling, General and Administrative. Selling, general and administrative costs from continuing operations increased by approximately $4.2 million (31.0%) in the year ended December 31, 1995. The increase was attributable to, among other items, the exploration of international and new network opportunities, improving the on-air images of the Company's networks, additional marketing, advertising and sales promotion undertaken to both maintain and increase the networks' subscriber bases and additional overhead due to the expansion of corporate headquarters. During 1995, the Company heavily promoted its adult services to combat new competition from other networks.

         The restructuring entails a major cost reduction program designed to reduce selling, general and administrative costs in 1996. The plan is intended to streamline the operations of the Company's core businesses, suspend the exploration of new businesses and significantly reduce or eliminate the activities of non-essential capital intensive operations. The Company has also taken steps to reduce the amount of leased space used for its operations, reduce expenses by amending the Company's travel policies and reduce employee benefits and other overhead expenditures.

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

         Depreciation of Fixed Assets and Amortization of Goodwill. Depreciation of fixed assets and the amortization of goodwill from continuing operations increased by approximately $0.9 million (78.5%) for the year ended December 31, 1995 as compared to 1994. The increase is primarily due to the increased ownership of HVC resulting from the purchase of the remaining 49% for $6.7 million in cash and stock on August 1, 1994. The excess of the purchase price over the fair market value of the net assets acquired is being amortized utilizing the straight-line method over twenty years. Also contributing to the increase was depreciation incurred on new capital improvements for the expansion of the Company's corporate headquarters, which are being amortized using the straight-line method over the life of the lease.

         Interest Expense. Interest expense from continuing operations has increased by approximately $0.6 million (205.7%) for the year ending December 31, 1995 as compared to the same period in 1994. The increase is primarily due to additional borrowings of $12.3 million during 1995 under the revolving line of credit.

NON-RECURRING ITEMS

         Guest Cinema - Goodwill. In January 1994, the Company acquired through the merger of PSP into its wholly-owned subsidiary, Guest Cinema, Inc., a hotel/motel pay-per-view system. The Company suspended distribution of this system because the Company projected that the technology would not generate future cash flows sufficient to support its investment. Therefore, the Company has incurred an expense of approximately $0.9 million attributable to the write-down of goodwill created in the acquisition of PSP.

         CPV Library and CD-ROMs. The Company, through its wholly-owned subsidiary CPV, produced and distributed television, movie productions and CD-ROMs. In the fourth quarter of 1995, the Company concluded that it was carrying the film and CD-ROM costs at a net book value materially greater than its current projected cash flow. Therefore, the Company has realized a one-time expense of $4.0 million to record the impairment of its investment. Moreover, the Company has suspended any future productions of films and television series and the creation of CD-ROMs until such a date that the Company's liquidity position improves and it believes that these ventures could be profitable.

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

         On December 11, 1995, the parties executed a letter agreement modifying the Joint Venture Agreement which released claims the parties had against each other through such date. The parties had been unable to agree on a strategy or a business plan for the next twelve months. As a result the Company has established a reserve against its investment in AGN. In addition there is no assurance that the MGAM Shares or the shares underlying the MGAM Warrant, if exercised, will be registered or if registered, whether the Company will be able to sell such shares, in the near future. The Company also reserved against the value of its investment in the MGAM Shares in 1995.

         Restructuring Costs. The Company, in an attempt to return to profitability, has restructured its operations. The Company has suspended production of all films, television series and CD-ROM for 1996. It will continue to license CPV's library to third parties. As a result of the suspended productions, CPV has terminated approximately 30 employees and has renegotiated the employment contracts with the two key executives of CPV to provide for their early termination as described above. The Company has recognized a charge of approximately $0.6 million in 1995 for restructuring CPV.

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

         The Company has restructured Guest Cinema by terminating the employment contract of its President and discontinuing the marketing and use of its hotel/motel pay-per-view system.

         Two senior executives, Mark Graff and Leland H. Nolan, have resigned as officers of the Company effective December 31, 1995. Messrs. Graff and Nolan have signed separation agreements (see "Executive Compensation, Employment Agreements") which are in force through 1998. The Company has also reduced its staffing in other areas of the Company and reduced overhead.

         The accrued restructuring charge at December 31, 1995 was approximately $3.7 million and was comprised of corporate level restructuring and the suspension of production activities formerly conducted by CPV. Each component involved contraction of the Company's workforce and facilities and other miscellaneous costs associated with the restructuring as follows:

Corporate
         Salaries                   $2,750,000
         Facilities and Other          250,000
CPV
         Salaries                      464,000
         Facilities and Other          191,000
                                    ------------
                  Total             $3,655,000

         Management estimates that cash outflows associated with the accrued restructuring costs will aggregate approximately $2.2 million in 1996, $755,000 in 1997, and $700,000 in 1998.

         Liquidity and Capital Resources. At December 31, 1996, the Company had a working capital deficit of approximately $6.1 million compared to a surplus of approximately $0.1 and $2.8 million at December 31, 1995 and 1994. Stockholders' equity at December 31, 1996 was approximately $2.3 million compared to approximately $8.1 million on December 31, 1995 and $23.5 million at December 31, 1994. The decrease in working capital and Stockholders' equity was primarily attributable to the net losses in 1996 and 1995.

         At December 31, 1996, the Company had a credit facility with PNC with a principal balance of $14.6 million. On January 15, 1997 the Company entered into agreements with PNC and Darla L.L.C. ("Darla") which resulted in the replacement of its primary revolving credit line with PNC. PNC settled the outstanding balance of the credit line, totaling $14.6 million, for $9.6 million in cash, a new $400,000 term loan, and 600,000 warrants.

         The Darla agreement provided a term loan of $10.5 million, of which $9.6 million was used to satisfy the PNC settlement and $0.9 which financed acquisition fees. This agreement also made available a revolving line of credit totaling $3.5 million. The term loan and the credit line both mature in 30 months. The agreement contains certain covenants including financial covenants regarding working capital, tangible net worth, EBITDA, revenues and capital expenditures.

         Net cash provided by operating activities of continuing operations was approximately $3.0 million for the year ended December 31, 1996, compared to $0.5 million for the year ended December 31, 1995 and a use of cash in operating activities of approximately $3.2 million for the year ended
December 31, 1994. In 1996 and 1995 the cash from operating activities was primarily the result of non-cash adjustments to net income which more than offset net losses for the period. The principal adjustments in 1996 were depreciation and amortization of fixed assets, goodwill and the library as well as a decrease in the accounts receivable and the loss from the discontinued operations. Offsetting these sources of cash were a reduction of subscription revenues received in advance and the allocation of losses to the minority partner of CVSP in 1996, as well as payments of accrued restructuring charges. Principal adjustments in 1995 were the restructuring charges, provision for write-down of investments and bad debts, amortization and depreciation of fixed assets, film costs, library of movies, and goodwill, together with an increase in accounts payable and royalties payable, offset by an increase in film costs. The net cash used in operating activities in 1994 was primarily attributable to the non-cash adjustments to net income which more than offset net income for the period. The principal adjustments in 1994 were increases in the accounts receivable, CD-ROM costs and decreases in royalties payable offset by amortization of CD-ROM costs.

         Net cash used in investing activities in continuing operations was approximately $0.2 million for the year ended December 31, 1996, compared with approximately $10.4 million for the year ended December 31, 1995 and $4.4 million for the year ended December 31, 1994. The decrease in net cash used in investing activities in 1996 as compared to 1995 was primarily attributable to significant declines in the purchase of property and equipment and proceeds from the sale of the Company's investment in TeleSelect as compared to investments in TeleSelect in 1995. The increase in net cash used in investing activities in 1995 as compared to 1994 was primarily attributable to greater investments in fixed assets and library of movies in 1995 as compared to 1994.

         Net cash used in financing activities of continuing operations was approximately $1.4 million for the year ended December 31, 1996, compared with cash provided by financing activities of approximately $10.3 and $6.7 million for the years ended December 31, 1995 and 1994. The decrease in cash from financing activities is primarily attributable to payments of the PNC debt ($1.0 million) as compared to borrowings from PNC in 1995. Also contributing to the decline in cash from financing activities was the treatment of the AT&T lease in 1996 as a capital lease as compared to an operating lease in 1995. Offsetting these declines in 1996 was a capital contribution by a minority partner to CVS Partners and borrowings under the IBM lease. The increase in cash provided from financing activities in 1995 as compared to 1994 was the increased borrowings from PNC and Imperial Bank in 1995 as compared to 1994. Offsetting the increase in cash from PNC and Imperial borrowings was a reduction of proceeds from the issuance of common stock and warrants, a capital contribution in 1994 related to the AEC merger as well as an increase of loans related to parties in 1995 as compared to a decrease in 1994.

Item 8.    Financial Statements and Supplementary Data

           The information required by this Item is included at Pages F-1 through F-34.

Item 9. Changes in and Disagreements with Accountants on Account and Financial Disclosure.

         (a) The Company terminated its audit relationship with its former auditors, Coopers & Lybrand L.L.P. ("C&L"), on January 9, 1997. C&L's report on the financial statement for the past two years did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty. The audit committee of the Board of Directors approved the decision to change accountants. During the Company's two most recent fiscal years and any subsequent interim period preceding such termination, there were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the former accountant, would have caused it to make reference to the subject matter of the disagreements in connection with its report. There were no reportable events of the type described in Item 304(a)(1)(v) (a) through (d) of Regulation S-K.

         (b) On February 13, 1997, the Company engaged the firm of Grant Thornton LLP as its independent auditors to audit its financial statements for the fiscal period ended as of December 31, 1996.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

     Name                  Age   Position, Occupation and Business Experience
     -----                ----   --------------------------------------------
J. Roger Faherty           58    Chairman of the Board of Directors, Chief
                                 Executive Officer, President and Director.
                                 Mr. Faherty has been Chairman of the
                                 Board and a Director of the Company since
                                 December 1991.  In 1991 he was elected as the
                                 Company's Chief Executive Officer and became
                                 President in 1996.  Beginning in March 1990
                                 and until joining the Company in December
                                 1991, he was a consultant to the Company.
Leland H. Nolan            50    Director.   Mr. Nolan  has been a
                                 Director of the Company since 1988 and from that time and until the end of 1995, held various executive positions, most recently as Vice Chairman, International Initiatives.
                                 Prior to joining the Company, he was Chairman of the Board of Orange Entertainment Company, a video production and distribution company

Dean R. Ericson            51    Director.  Mr. Ericson was elected a Director
                                 of the Company on January 24, 1994.  Mr.
                                 Ericson is co-founder and President, since
                                 1987, of Media Management Services, Inc., a
                                 Denver-based consulting practice providing
                                 technology and business development services
                                 to selected media and telecommunications
                                 companies.  He was formerly Vice President of
                                 New Business Development, Director of Pay
                                 Television, and Manager of Special Markets at
                                 American Television and Communications
                                 Corporation.
R. Christopher Yates       54    Director.  Mr. Yates was elected a Director of
                                 the Company on July 23, 1996.  He has been the
                                 Chief Executive Officer of HVC since HVC's
                                 1989 formation. Since the end of 1994, HVC has
                                 been a wholly-owned subsidiary of the Company.
                                 Prior to 1989, he was the Chief Executive
                                 of Cabletel Communications Ltd. which was
                                 owned by the Ladbrook Group PLC and Comcast
                                 Communications Inc. and operated a fully
                                 interactive cable system in West London.  Mr.
                                 Yates is also a founding member of the Cable
                                 Television Association in the U.K. and has
                                 served in various capacities with that
                                 organization.
Rudy R. Miller             49    Director.  Mr. Miller was elected a Director
                                 of the Company on July 23, 1996.  He has
                                 served as Chairman, President and Chief
                                 Executive Officer of Miller Management Corp.,
                                 a financial consulting firm, since 1972 and of
                                 Miller Capital Corp., a venture capital,
                                 financial services and investor relations
                                 firm, since 1993.  Mr. Miller was Chairman,
                                 President and Chief Executive Officer of
                                 StatesWest Airlines, Inc. operating as US Air
                                 Express from 1986 to 1993.  That company
                                 petitioned for protection under Chapter 11 of
                                 the U.S. Bankruptcy Code in December 1992
                                 which was dismissed by the Bankruptcy Court
                                 in September 1994.  Mr. Miller was also a
                                 member of the board of directors of American
                                 West Airlines from 1982 to 1986 and a member
                                 of the board of directors of Jacor
                                 Communications Inc., one of the largest radio
                                 broadcasting groups in the United States.
Steve Saril                43    Director, Senior Vice President, Sales &
                                 Marketing.  Mr. Saril has been an executive
                                 officer of the Company since 1989 and is
                                 currently its Senior Vice President of Sales
                                 and Marketing. He was elected as a
                                 Director on September 26, 1996.  Between 1979
                                 and 1989, he was a Director of National
                                 Accounts for Showtime Networks, Inc., an
                                 operator of cable movie networks.
Harlyn C. Enholm           55    Executive Vice President, Chief Financial
                                 Officer. Mr. Enholm was appointed as the
                                 Company's Executive Vice President and Chief
                                 Financial Officer on May 20, 1996 having
                                 previously worked for SEG as its Chief
                                 Financial Officer since June, 1994.  Between
                                 joining SEG in 1994 and 1991, he was a
                                 self-employed consultant.  From 1984 to
                                 1991 he was Executive Vice President and Chief
                                 Financial Officer of The Geneva Companies.
Rich Kirby                 36    Senior Vice President, Network Operations.
                                 Mr. Kirby has been an executive officer of the
                                 Company since 1988 and is currently its
                                 Senior Vice President, Network Operations.
                                 Between 1985 and 1988, Mr. Kirby was Vice
                                 President of Operations for Reiss Media, which
                                 operated Request Television.
Daniel J. Barsky           41    Senior Vice President, General Counsel &
                                 Secretary.   Mr. Barsky has been an executive
                                 officer of the Company since 1995 and is currently its Senior Vice President, General
                                 Counsel and Secretary. Prior to joining the Company, he was a partner in Dornbush Mensch
                                 Mandelstam & Schaeffer, which acted as the Company's legal counsel from 1989 to 1994.

Item 11.      Executive Compensation

         The following table sets forth, for the fiscal years ended December 31, 1996, 1995 and 1994, compensation paid by the Company for services in all capacities to the Chief Executive Officer, the former Chief Operating Officer and the four most highly compensated executive officers during 1996.


                                            Summary Compensation Table


                                        Annual Compensation                            Long-Term Compensation
                                ------------------------------------    ------------------------------------------------------

                                                           Other         Restricted      Securities
                                                           Annual          Stock        Underlying              All Other
         Name and                            Salary      Compensation      Awards          Options             Compensation1
    Principal Position           Year         ($)           ($)             ($)             (#)                    ($)
----------------------------    --------    ---------    -----------    ------------   --------------        -----------------
J. Roger Faherty                 1996       358,077        44,071     1                    38,500       5         14,463
  Chairman and Chief             1995       421,539        58,298     1                   435,585       6         19,909
  Executive Officer              1994       400,000        67,667     1                                           12,432

Edward M. Spector*               1996       341,250                   2                                 7
  Director, Former Chief         1995        80,769
  Operating Officer &            1994
President

R. Christopher Yates,            1996       348,032        42,442     3                   38,407        8         43,535
  Director, President            1995       378,013                   2                   38,000        9         43,997
Spice                            1994       264,699                   2                                           31,793
  International

Steve Saril                      1996       200,000                   2                   70,000       10          2,375
  Director, Senior Vice          1995       193,462                       345,000    4    70,000       11          2,200
  President  Sales &             1994       177,500                                       50,000       12          1,500
Marketing

Harlyn C. Enholm                 1996       148,900                   2                   18,962       13
  Executive Vice President,      1995
  Chief Financial Officer        1994

Daniel J. Barsky                 1996       150,000                   2                   45,000       14          1,500
  Senior Vice President,         1995       142,500                        233,000   4    20,000       15            750
  General Counsel, &             1994                                                     20,000       15
Secretary

*No longer a Company employee.

1) Mr. Faherty's other annual compensation included a Company provided leased automobile and payments of auto operating expenses of $14,400 in 1995 and $24,115 in 1994, respectively, and deferred compensation of $36,566 each year in 1996, 1995 and 1994 and long-term disability premiums of $7,505 in 1996, $7,332 in 1995 and $6,986 in 1994.

2) Other Annual Compensation for these executives is less than 10% of such executive's salary and bonus compensation for the year.

3) Mr. Yates' other annual compensation consists of auto operating expenses of $12,499 in premiums paid on a long-term disability policy of $3,937 and deferred compensation of $26,006.

4) Messrs. Saril and Barsky received 40,000 and 27,000 shares, respectively, of Restricted Stock on May 12, 1995 at a market value of $8.63 per share.

5) Mr. Faherty's securities underlying options for 1996 include (i) 21,000 options granted on August 13, 1996 with an exercise price of $2.75 and (ii) 17,500 options granted on December 13, 1996 with an exercise price of $1.75.

6) Mr. Faherty's securities underlying options in 1995 include 249,585 options granted on December 11, 1995 with an exercise price of $3.875 in replacement of the identical number of options which were granted in 1991, exercised in April 1995 and whose exercise was rescinded in December, 1995. Mr. Faherty was also granted 25,000 options on May 12, 1995 which were repriced on December 11, 1995. In addition, 136,000 options previously granted in 1993 were repriced on December 11, 1995.

7) Mr. Spector was granted 17,500 options on August 13, 1996 with an exercise price of $2.75 and 17,500 options on December 13, 1996 with an exercise price of $1.75. These options were canceled as part of the SEG Settlement Agreement.

8) Mr. Yates' securities underlying options for 1996 include (i) 18,589 options granted on August 13, 1996 with an exercise price of $2.75 and
         (ii) 19,818 options granted on December 13, 1996 with an exercise price of $1.75.

9) Mr. Yates' securities underlying options for 1995 include 19,000 options granted on May 12, 1995 which were repriced on December 11, 1995.

10) Mr. Saril's securities underlying options for 1996 include (i) 10,000 options with an exercise price of $4.25 granted on January 26, 1996 in lieu of a cash raise for 1996 based on 1995 performance and (ii) 40,000 options granted on January 26, 1996 in lieu of a performance based cash bonus. Mr. Saril was also granted 10,000 options on August 13, 1996 with an exercise price of $2.75 and 10,000 options on December 13, 1996 with an exercise price of $1.75.

11) Mr. Saril's securities underlying options for 1995 include 10,000 options granted on May 12, 1995 which were repriced on December 11, 1995. 50,000 options granted on January 6, 1996 were also repriced on December 11, 1995.

12) Mr. Saril's securities underlying options for 1994 include 50,000 options granted on January 6, 1994 which were repriced on December 11, 1995.

13) Mr. Enholm's securities underlying options for 1996 include 9,250 granted on August 13, 1996 with an exercise price of $2.75 and 9,712 options on December 13, 1996 with an exercise price of $1.75.

14) Mr. Barsky's securities underlying options for 1996 include (i) 7,500 options granted in January 26, 1996 with an exercise price of $4.25 in lieu of a cash raise for 1996 based on 1995 performance and (ii) 22,500 options granted in January 26, 1996 in lieu of a performance based cash bonus. Mr. Barsky was also granted 7,500 options on August 13, 1996 with an exercise price of $2.75 and 7,500 options on December 13, 1996 with an exercise price of $1.75.

15) Mr. Barsky's securities underlying options for 1995 include 20,000 options granted on December 16,1994 were repriced on December 11, 1995.

16) The amount paid by the Company for Messrs. Faherty, Yates, Spector, Saril and Barsky for premiums for life insurance and for employer contributions to the 401(k) Plan, or with respect to Mr. Yates, a pension plan was as follows:



                                                                 Life Ins.     401(k), Pension Plan
           Name                                    Year          Premiums         Contributions
           -----                                   ----          ----------     --------------------
           J. Roger Faherty                        1996           12,088                 866
                                                   1995           17,599               2,310
                                                   1994           10,122               2,310
           R. Christopher Yates                    1996            6,131              37,404
                                                   1995            6,196              37,801
                                                   1994            5,323              26,460
           Edward M. Spector                       1996           15,371
                                                   1995
                                                   1994
           Steve Saril                             1996                                 462
                                                   1995                               1,435
                                                   1994                               1,500
           Daniel J. Barsky                        1996              436                231
                                                   1995              436                375
                                                   1994


         1996 Compensation Program for Key Executives. At a Compensation Committee meeting held on November 17, 1995, the committee determined that the Chief Executive Officer, Chief Operating Officer and Chief Financial Officer would not receive compensation adjustments for 1996. Compensation adjustments for other employees were capped at 5% and employees earning over $61,000 would receive options in lieu of cash raises. No cash bonuses would be paid at year end 1995; options would be issued in lieu thereof.

         At a meeting held on January 30 and 31, 1996, the Compensation Committee granted an aggregate of 114,771 options in lieu of raises including 10,000 options granted to Mr. Saril and 7,500 options granted to Mr. Barsky. The committee also granted an aggregate of 127,500 options in lieu of cash bonuses under the performance based plan to five executives including 40,000 options granted to Mr. Saril and 22,500 options granted to Mr. Barsky. Both of these sets of option grants had an exercise price of $4.25 and all options were immediately exercisable.

         Employment Agreements. Mr. Faherty is employed by the Company as its Chairman, Chief Executive Officer and President pursuant to an Employment Agreement effective January 11, 1992 which was amended effective June 15, 1993, March 23, 1994, March 23, 1995 and again as of January 1, 1996. The agreement, as presently amended, provides for a base salary of $350,000, with any adjustments determined annually. The agreement has a six year term. In each year that the agreement is not terminated, the agreement's term is extended for five years from that anniversary date. Under the most recent amendment, the agreement provides for loans from the Company of up to $215,000 exclusive of accrued interest. The loan has a maturity date of December 31, 1997 and bears interest at the same rate the Company is paying its principal lender. The agreement also provides for annual retirement benefits of not less than $100,000 (implemented by the deferred compensation agreement described below) and provides for other benefits including reimbursement for automobile costs. Mr. Faherty waived his rights to a reimbursement for automobile costs for 1996.

         On October 1, 1992, the Company entered into a deferred compensation agreement with Mr. Faherty. Under the agreement the Company is obligated to provide for retirement benefits to the executive on or after reaching the age of 65 and also provide for early retirement benefits. Upon retirement the executive will receive from the Company a total of 180 monthly payments which will provide a benefit of $100,000 per annum. Upon early retirement the executive will receive maximum benefits of $95,000 or a minimum of $50,000 annually upon retirement on or after age 55 but before the age of 65. Upon the death of the executive, prior to the age of 65 but after the age of 55, his beneficiary will receive maximum annual benefits of $95,000 or a minimum benefit of $50,000 payable monthly.

         Mr. Spector was employed by the Company as a Director and Senior Executive Officer of SEG pursuant to an employment agreement effective September 1, 1995 and expiring on August 31, 1998. The Company had guaranteed Mr. Spector's employment agreement. He was serving as President and Chief Operating Officer of the Company until his September 25, 1996 resignation. The agreement provided for a base salary of $350,000, with annual increases of not less than 5%. The Company's liability under Mr. Spector's agreement was terminated under the SEG Settlement Agreement.

         Mr. Yates is employed by HVC pursuant to a Service Agreement dated January 22, 1993 and amended on June 16, 1994. Mr. Yates' original annual salary of (pound)125,000 was adjusted to (pound)239,400 based on HVC's pre-tax profits for the fiscal period ending July 31, 1994. In addition, the agreement requires pension contribution equal to 10% of his salary. The agreement expires on one year prior notice provided such termination occurs after March 1, 1997 and provides for a lump sum severance payment of (pound)125,000. On October 11, 1996, the Company issued a notice to Mr. Yates of its intention to renegotiate or, if a renegotiation could not be completed, to terminate the agreement. The Company and Mr. Yates are currently negotiating a new employment agreement.

         Mr. Enholm had been employed by SEG pursuant to an employment agreement dated August 31, 1995. As part of the SEG Settlement Agreement, SEG terminated Mr. Enholm's employment and the Company continued the engagement of Mr. Enholm as its Chief Financial Officer pursuant to a consulting agreement effective February 1, 1997. Under this agreement, Mr. Enholm has agreed to serve as the Company's Chief Financial Officer through May 31, 1997.

         Mr. Barsky is employed by the Company pursuant to a January 1, 1995 Employment Agreement. The agreement provided for a base salary of $135,000 with no less than 5% annual increases. Mr. Barsky waived his rights to the 5% increase in 1996 and his automobile allowance in 1996.

         Stock Option Plans. The Company has four stock option plans (the 1992, 1993, 1994 and 1995 Plans) (collectively the "Plans") for officers, employees, directors and consultants of the Company or any of its subsidiaries and a Directors' Plan ( the "Directors' Plan"). Options granted to employees may be either incentive stock options (ISO's) or non-ISO's; ISO's may not have an exercise price of not less than 100% of fair market value of the Company's common stock on the grant date and all options may not have an exercise price of less than 100% of fair market value on the grant date in the case of options granted to holders of 10% or more of the voting power of the Company's stock on the date of the grant. The aggregate fair market value, as determined on the grant date, of ISO's that may become exercisable in any one year can not exceed $100,000. Options canceled subsequent to issuance are returned to the Plan and are available for re-issuance as determined by the Stock Option Committee.

         The Plans are currently administered by the Stock Option Committee consisting of two non-employee directors (the "Committee"). In general, the Committee has the responsibility to select the persons to whom options will be granted and will determine, subject to the terms of the Plan, the number, the exercise period, vesting schedule and other provisions of such options.

         The options are evidenced by a written agreement containing the above terms and such other terms and conditions consistent with the Plans as the Committee may impose. Each option, unless sooner terminated, expires no later than 10 years (five years in the case of ISOs granted to holders of 10% of the voting power of the Company's common stock) from the date of grant, as the Committee may determine. The Committee has the right to amend, suspend or terminate the Plans at any time, provided, however, that unless ratified by the Company's stockholders within 12 months thereafter, no amendment or change in the Plans including: (a) increasing the total number of shares which may be issued under the Plans; (b) reducing below fair market value on the date of grant the price per share at which any option which is an ISO may be granted;
(c) extending the term of the Plan or the period during which any option which is an ISO may be granted or exercised; (d) altering in any way the class of persons eligible to participate in the Plans; (e) materially increasing the benefits accruing to participants under the Plans; or (f) with respect to options which are ISOs, amending the Plans in any respect which would cause such options to no longer qualify for incentive stock option treatment pursuant to the Internal Revenue Code of 1986, as amended, will be effective.

         The Directors Plan, as amended, provides for the automatic annual issuance of 10,000 options to each non-employee director on the last business day of the calendar year. The exercise price of option issued under the Directors' Plan is equal to the closing price of the Company's common stock on the date of grant. In 1996, 10,000 options were issued to each of Messrs. Ericson, Nolan and Miller non-employee directors who are also the Stock Option Committee members.

         The following table sets forth stock options that the Company granted to the named executive officers during 1996.


                                         Option/Grants in Last Fiscal Year

                                  Individual Grants
---------------------------------------------------------------------------------------
                                                                                           Potential Realizable
                               Number of                                                     Value at Assumed
                               Shares of                                                      Annual Rates of
                                 Common             Total                                       Stock Price
                                 Stock             Options                                   Appreciation for
                               Underlying        Granted to      Exercise                        Option Term
                                Options           Employees      or Base
           Name                 Granted           in Fiscal       Price        Expiration      5%           10%
                                  (#)               Year          ($/Sh)       Date           ($)           ($)
---------------------------   -------------      ------------    ---------    ---------    ----------------------
J. Roger Faherty                    21,000  1       1.79           2.75        8/13/06       34,599       86,737
                                    17,500  2       1.49           1.75       12/13/06       19,153       48,477
R. Christopher Yates                18,584  1       1.58           2.75        8/13/06       30,619       76,758
                                    19,818  2       1.69           1.75       12/13/06       21,690       54,898
Edward M. Spector                   17,500  3       1.49           2.75        8/13/06       28,833       72,281
                                    17,500  3       1.49           1.75       12/13/06       19,153       48,477
Steve Saril                         10,000  4        .85           4.25        1/25/06       23,670       58,422
                                    40,000  5       3.41           4.25        1/26/06       94,715      233,793
                                    10,000  1        .85           2.75        8/13/06       16,476       41,303
                                    10,000  2       . 85           1.75       12/13/06       10,945       27,701
Harlyn C. Enholm                     9,250  1        .79           2.75        8/13/06       15,240       38,206
                                     9,712  2        .83           1.75       12/13/06       10,630       26,903
Daniel J. Barsky                     7,500  4        .64           4.25        1/25/06       17,752       43,816
                                    22,500  5       1.92           4.25        1/26/06       53,277      131,508
                                     7,500  1        .64           2.75        8/13/06       12,357       30,978
                                     7,500  2        .64           1.75       12/13/06        8,209       20,776


1) These options were granted on August 13, 1996. Twenty five percent were immediately exercisable and the balance are exercisable in three equal annual installments commencing August 13, 1997, one year after the effective date of the grant.

2) These options were granted on December 13, 1996. Twenty five percent were immediately exercisable and the balance are exercisable in three equal annual installments commencing December 13, 1997, one year after the effective date of the grant.

3) The options granted to Mr. Spector were canceled on February 7, 1997 pursuant to the SEG Settlement Agreement.

4) These options were granted on January 25, 1996 in lieu of a cash raise for 1996.

5) These options were granted on January 25, 1996 in lieu of a performance based cash bonus.



                                  Aggregate Options Exercised in Last Fiscal Year
                                             and Year End Option Value

----------------------------------- -- ------------------ - ------------------ -- --------------- -- -----------------
                                                                                    Number of
                                                                                    Securities           Value of
                                                                                    Underlying         Unexercised
                                                                                   Unexercised         In-the-Money
                                                                                    Options at          Options at
                                                                                      FY-End              FY-End
                                                                                  ---------------    -----------------
                                        Shares Acquired           Value            Exercisable/        Exercisable/
                                          on Exercise           Realized          Unexercisable      Unexercisable(1)
Name                                          (#)                  ($)                 (#)                 ($)
----------------------------------- -- ------------------ - ------------------ -- --------------- -- -----------------
J. Roger Faherty                             None                 None                   620,347            1,085,608
                                                                                         157,069              274,870
----------------------------------- -- ------------------ - ------------------ -- --------------- -- -----------------
R. Christopher Yates                         None                 None                    14,351               25,113
                                                                                          43,052               75,340
----------------------------------- -- ------------------ - ------------------ -- --------------- -- -----------------
Edward M. Spector                            None                 None                     8,750               15,313
                                                                                          26,250               45,938
----------------------------------- -- ------------------ - ------------------ -- --------------- -- -----------------
Steve Saril                                  None                 None                   203,500              356,125
                                                                                          22,500               39,375
----------------------------------- -- ------------------ - ------------------ -- --------------- -- -----------------
Harlyn C. Enholm                             None                 None                     4,741                8,296
                                                                                          14,222               24,888
----------------------------------- -- ------------------ - ------------------ -- --------------- -- -----------------
Daniel J. Barsky                             None                 None                    43,750               76,563
                                                                                          21,250               37,188
----------------------------------- -- ------------------ - ------------------ -- --------------- -- -----------------

(1) Based on the last trade price on December 31, 1996 of $1.75 quoted by The NASDAQ Small Cap Market.

         401(k) Tax Deferred Savings Plan. Effective January 1, 1993, all qualified employees, including the executive officers, are eligible to participate in the Company's 401(k) Tax Deferred Savings Plan (the "401(k) Plan"). Under the 401(k) Plan, each employee may, at his or her option, elect to defer (and contribute to the Plan) up to 15% of his or her salary. At its discretion, the Company may elect to contribute a percentage of the contributions of the employees. Contributions to the 401(k) Plan shall be invested as determined by the Plan trustees, Messrs. Faherty and Barsky. The trustees have retained Nationwide Services Company to invest the 401(k) Plan funds.

         Filings with Securities and Exchange Commission. Section 16(a) of the Securities Exchange Act of 1934 requires that officers, directors and 10% stockholders of the Company file reports of their ownership with the Securities and Exchange Commission. No officer or director was late with their filings for 1996.

         Director's Compensation. The Company pays $1,000 per meeting, plus expenses and $250 per telephone conference to non-officer directors serving on its Board of Directors.

         Compensation Interlocks and Insider Participation. Since 1994, recommendations relating to executive compensation have been made by the Company's Compensation Committee to the Board of Directors. The Compensation Committee members currently are Messrs. Ericson, Miller and Nolan, non-employee Directors of the Company. Mr. Nolan resigned as an officer of the Company on December 31, 1994.

                                PERFORMANCE GRAPH

         The graph below compares the cumulative total shareholder return on the common stock for the period from August 31, 1992 to December 31, 1996 with the cumulative total return on the NASDAQ Stock Market-United States Index and a peer group (1) of comparable companies (the "Peer Group") selected by the Company over the same period (assuming the investment of $100 in the common stock, the NASDAQ Stock Market-United States Index and the Peer Group on August 31, 1992 and the reinvestment of all dividends).

         The following table is an Edgar representation of the data points used in the printed graphic presentation:


                             CUMULATIVE TOTAL RETURN
                                     SUMMARY

                                 9/92       1992       1993        1994        1995      1996
                               -------    -------    --------    -------    --------- ----------



     Spice Entertainment
      Companies, Inc.            100        242         325        450         185         70

     Peer Group                  100        118         228        195         474        237
     NASDAQ Stock Market -
      United States              100        118         136        133         188        231

    (C)   Paul Kagan Associates, Inc. estimates.  All rights reserved.

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

Item 12.      Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information regarding the beneficial ownership of the Company's common stock as at March 1, 1997 (i) by each person who is known by the Company to own beneficially more than 5% of the outstanding shares of common stock, (ii) each of the Company's directors, (iii) each of the Company's named executive officers and (iv) all officers and directors of the Company as a group.



 Executive Officers,                           Shares              Percentage of
 Directors and 5%                          Beneficially        Shares Outstanding
 Shareholders                                Owned                   (1)
------------------------                -----------------      -------------------
 J. Roger Faherty (2)                     1,025,297      (7)(8)       8.5
 Mark Graff       (3)                     1,043,066      (9)          8.7
 Leland H. Nolan  (2),                      976,442      (10)(11)     8.1
 Dean R. Ericson  (4)                        36,000      (12)         0.3
 Rudy R. Miller   (5)                         5,000      (13)         0.0
 Steve Saril      (2)                       265,067      (14)         2.3
 R. Christopher
    Yates         (6)                       385,762      (15)(16)     3.4
 Harlyn C. Enholm (2)                         4,741      (16)         0.0
 Daniel J. Barsky (2)                        70,750      (17)         0.6
 All directors and executive officers
  as a group (10 persons)                 3,950,124                  33.2%



(1) Assumes exercise of options exercisable within sixty days owned by such person and the exercise of no other options or warrants.

(2) The business address of such persons, for purposes hereof, is c/o Spice Entertainment Companies, Inc., 536 Broadway 7th Floor, New York, New York 10012.

(3) The business address of such person is c/o Web Feat, Inc., 611 Broadway, New York, New York 10012.

(4) The business address of such person is 5429 South Krameria Street, Englewood, CO 80111.

(5) The business address of such person is 4909 East McDowell Road, Phoenix, Arizona 85008

(6) The business address of such person is Aquis House, Station Road, Hayes, Middlesex UB3 4DX, United
         Kingdom.

(7)      Includes 729,791 shares issuable upon exercise of outstanding options.

(8) Mr. Faherty's shares do not include the 85,097 shares owned by his spouse and the 10,800 shares owned by his children. Mr. Faherty does not have or share voting or investment power over the shares owned by his spouse or children and disclaims beneficial ownership of such shares.

(9)      Includes 702,916 shares issuable upon exercise of outstanding options.

(10)     Includes 684,166 shares issuable upon exercise of outstanding options.

(11) Mr. Nolan's shares do not include the 25,500 of shares issuable upon exercise of outstanding options owned by his wife. Mr. Nolan does not have or share voting or investment power over the shares owned by his spouse and disclaims beneficial ownership of such shares.

(12)     Includes 35,000 shares issuable upon exercise of options.

(13)     Includes 5,000 shares issuable upon exercise of options.

(14) Includes 203,500 shares issuable upon exercise of options and 40,000 shares of Restricted Stock.

(15)     Includes 4,741 shares issuable upon exercise of options.

(16) Includes 43,750 shares issuable upon exercise of options and 27,000 shares of Restricted Stock.

Item 13.      Certain Relationships and Related Transactions

         During 1995, Messrs. Faherty, Graff and Nolan borrowed $215,000, $24,000 and $82,000, respectively, from the Company. All of the loans bear interest at the same rate the Company pays on its loan from its senior secured lender. Pursuant to the Fourth Amendment to Mr. Faherty's Employment Agreement and a December 31, 1996 letter from the Chairman of the Compensation Committee of the Board of Directors, Mr. Faherty's loan is due on December 31, 1997. Mr. Graff plans to repay his loan in full in the second quarter of 1997 and Mr. Nolan's loan will be paid in monthly installments beginning January, 1998.

         As part of the SEG Merger, certain members of the Spector Group and the Company entered into a Letter Agreement dated August 14, 1995, as amended (the "August 14th Agreement"), under which the Company was granted an option to acquire and the Spector Group signatories were granted a put ("Put") to sell, all of the issued and outstanding shares of the Spector Information Systems, Inc. (n/k/a United Transactive Systems, Inc.) in exchange for a formula determined number of shares of the Company's common stock. As part of the SEG Settlement Agreement, the parties to the August 14th Agreement also entered into a Termination Agreement dated as of February 7, 1997 terminating the August 14th Agreement and suspending the Spector Group's prior exercise of the Put. The Company also entered into a Transponder Services Agreement with SEG pursuant to which the Company will provide transponder services to SEG for monthly payments of $80,000 for two years

         SEG had a note receivable from Buccaneer Games, Inc. ("Buccaneer"), a developmental corporation, owned by Eric M. Spector. During the third quarter of 1996, the Company deemed that the note was uncollectable and established a provision for the write-down of the note. SEG leased offices from Margate Associates, an affiliate of Edward M. Spector. The aggregate lease payments were $221,000 in 1996. SEG also leased equipment from entities affiliated with Mr. Spector; the aggregate 1996 lease payments were $150,000 in 1996. As a consequence of the split off of SEG pursuant to the SEG Settlement Agreement, the Company has no further liability under these transactions.

         Management believes that the terms of the transactions described above are no more favorable than could be obtained in transactions between non-affiliated parties.

                                     PART IV


ITEM 14. Financial Statements, Financial Statement Schedules and Exhibits

         (a)      1.       Financial Statements of the Company.

                  2.       Financial Statements Schedules.

                  3.       Exhibits.

2.01 SEG Settlement Agreement dated January 29, 1997 among Spice Entertainment Companies, Inc., Spector Entertainment Group, Inc., the Spector Family Revocable Trust, the Eric M. Spector Revocable Living Trust, Edward M. Spector, Ilene H. Spector, Eric M. Spector, Evan M. Spector and Staci M. Spector. Incorporated by reference to
         Exhibit 2.03 of the Form 8-K filed on February 13, 1997.

3.01 Certificate of Incorporation of the Company. Incorporated by reference to Exhibit 2.2 of the 8-A.

3.02 By-Laws of the Company. Incorporated by reference to Exhibit 2.2 of the 8-A.

3.03 Certificate of Merger dated May 13, 1992 merging Jericap, Inc. into Graff Pay-Per-View Inc.

3.04 Certificate of Amendment of Certificate of Incorporation dated November 26, 1996.

4.01 Specimen Certificate representing the Common Stock, par value $.01 per share. Incorporated by reference to Exhibit 1 of the 8-A.

4.02 Termination Agreement dated as of February 7 , 1997 by and among Spice Entertainment Companies, Inc. and the Spector Family Revocable Trust, Eric M. Spector, Evan M. Spector and Staci M. Spector. Incorporated by reference to Exhibit 4.06 of the Current Report on Form 8-K dated February 13, 1997.

4.03 Settlement Agreement dated January 15, 1997 by and among PNC Bank, N.A. and Spice Entertainment Companies, Inc. and the other Obligors. Incorporated by reference to Exhibit 4.07 of the Current Report on Form 8-K dated February 13, 1997.

4.04 Warrant to Purchase 600,000 shares of Common Stock of Spice Entertainment Companies, Inc. issued to PNC Bank, N.A. dated January 15, 1997. Incorporated by reference to Exhibit 4.08 of the Current Report on Form 8-K dated February 13, 1997.

4.05 Registration Rights Agreement dated as of January 15, 1997 by and between Spice Entertainment Companies, Inc. and PNC Bank, N.A. Incorporated by reference to Exhibit 4.09 of the Current Report on Form 8-K dated February 13, 1997.

4.06 Loan and Security Agreement dated as of January 15, 1997 between Spice Entertainment Companies, Inc. and Darla L.L.C. Incorporated by reference to Exhibit 4.06 of the Current Report on Form 8-K dated February 13, 1997.

4.07 Certificate of Designation of Preferences and Rights Convertible Preferred Stock Series 1997-A. Incorporated by reference to
         Exhibit 4.10 of the Current Report on Form 8-K dated February 13,
         1997.

4.08 Registration Rights Agreement dated January 15, 1997 by and between Spice Entertainment Companies, Inc. and Darla L.L.C. Incorporated by reference to Exhibit 4.11 of the Current Report on Form 8-K dated February 13, 1997.

10.01 Amended 1991 Management Stock Option Plan. Incorporated by reference to Exhibit 10 of the March, 1992 10-Q.

10.02 The Company's 401(k) Tax Deferred Savings Plan. Incorporated by reference to Exhibit 10.03 of the 1992 10-K.

10.03    Employment Agreement dated as of June 1, 1992 between the Company and
         J. Roger Faherty. Incorporated by reference to Exhibit 10.04 of the 1992 10-K.

10.04 First Amendment dated as of February 22, 1993 to Employment Agreement dated as of June 1, 1992 between the Company and J. Roger Faherty. Incorporated by reference to Exhibit 10.05 of the 1992 10-K.

10.05 Deferred Compensation Agreement dated as of October 1, 1992 between the Company and J. Roger Faherty. Incorporated by reference to
         Exhibit 10.06 of the 1992 10-K.

10.06 Investment and Option Agreement dated as of January 22, 1993 between R.C. Yates, A. D. Wren, S. P. Kay, the Company and The Home Video Channel Limited. Incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K dated February 22, 1993.

10.07    1993 Employees Stock Option Plan. Incorporated by reference to
         Exhibit 10.19 of the 1993 S-1.

10.20 Second Amendment dated as of June 15, 1993 to Employment Agreement dated as of June 1, 1992 between the Company and J. Roger Faherty. Incorporated by reference to Exhibit 10.20 of the 1993 S-1.

10.08 Employment Agreement dated as of June 1, 1992 between Richard Kirby and the Company. Incorporated by reference to Exhibit 10.24 of the 1933 S-1.

10.09 Third Amendment dated as of March 23, 1994 to Employment Agreement dated as of June 1, 1992 between the Company and J. Roger Faherty. Incorporated by reference to Exhibit 10.41 of the 1993 10-K.

10.10    1994 Employees' Stock Option Plan. Incorporated by reference to
         Exhibit 1 to the Company's Proxy Statement (the "1994 Proxy Statement") for its Annual Meeting of Stockholders held June 22, 1994.

l0.11 Employment Agreement dated January 1, 1995 between the Company and Daniel J. Barsky. Incorporated by reference to Exhibit 10.48 of the December 31, 1994 10-K.

10.12 Agreement between AT&T Corp. and Graff Pay-Per-View Inc. concerning Skynet Transponder Service dated February 7, 1995. Incorporated by reference to Exhibit 10.45 of the December 31, 1994 10-K.

10.13 Form of Promissory Note between the Company and each of J. Roger Faherty, Mark Graff and Leland H. Nolan dated April 7, 1995 to Graff Pay-Per-View Inc. Incorporated by reference to Exhibit 10.59 of the Company's Registration Statement on Form S-3, Registration No. 33-93534, effective July 5, 1995.

10.14 Joint Venture Agreement of American Gaming Network dated June 28, 1995 and between American Gaming Network, Inc. and TV Games, Inc. Incorporated by reference to Exhibit 10.60 of the Company's Registration Statement on Form S-3, Registration No. 33-93534, effective July 5, 1995.

10.15 Merger Agreement and Plan of Reorganization dated August 9, 1995 by and among Spector Entertainment Group, Inc., Edward Spector and the Registrant and Newco SEG, Inc. Incorporated by reference to Exhibit
         2.04 of the September 12, 1995 Form 8-K.

10.16 Industrial Lease Between Margate Associates and Spector Entertainment Group, Inc. Incorporated by reference to Exhibit 10.62 of the September 12, 1995 Form 8-K.

10.17 Employment Agreement dated September 1, 1995 between the Company and Edward M. Spector. Incorporated by reference to Exhibit 10.63 of the September 12, 1995 Form 8-K.

10.18 Separation Agreement entered into as of December 31, 1995 between Graff Pay-Per-View Inc. and Leland Nolan. Incorporated by reference to Exhibit 10.66 of the December 31, 1995 Form 10-K/A-1.

10.19 Separation Agreement entered into as of December 31, 1995 between Graff Pay-Per-View Inc. and Mark Graff. Incorporated by reference to
         Exhibit 10.67 of the December 31, 1995 Form 10-K/A-1.

10.20 Fourth Amendment to Employment Agreement effective as of January 1, 1996 between Graff Pay-Per-View Inc. and J. Roger Faherty. Incorporated by reference to Exhibit 10.68 of the December 31, 1995 Form 10-K/A-1.

10.21 General Partnership and Contribution Agreement of CVS Partners dated January 27, 1996 by and between the Company and WilTech Cable Television Services, Inc., WilTech Services, Inc. and Cable Video Store, Inc. Incorporated by reference to Exhibit 10.69 of the December 31, 1995 Form 10-K/A-1.

10.22 Share Sale Agreement made on March 22, 1996 by and between Philips Media Services B.V., KPN Multimedia B.V. and Graff Pay-Per-View Inc. Incorporated by reference to Exhibit 10.71 of the December 31, 1995 Form 10-K/A-1.

10.23 Telephone Services Agreement made as of October 20, 1995 by and between Capital Distribution, Inc. d/b/a Cupid Television Network, and Spice, Inc.

10.24 Contract between British Telecommunications and The Home Video Channel Limited dated 24 April, 1996.

10.25 Production Agreement between VCA Labs, Inc. and Media Licensing, Inc. dated as April 20, 1995.

10.26 Transponder Services Agreement dated February 7, 1997 by and between Spice Entertainment Companies, Inc. and Spector Entertainment Group, Inc. Incorporated by reference to Exhibit 10.72 of the Current Report on Form 8-K filed on February 13, 1997.

10.27 Service Agreement dated January 22, 1993 between The Home Video Channel Limited and Richard Christopher Yates as amended on June 16, 1994.

10.28 Purchase Agreement dated June 25, 1996 among TV Games Inc., AGN Venture LLC, Multimedia Games, Inc., American Gaming Network, Inc., Cable Video Store, Inc., Graff Pay-Per-View Inc. and American Gaming Network, J.V.

11.01    Computation of Earnings Per Share.

21.01    Subsidiaries of the Registrant.

23.01    Consent of Grant Thornton LLP

23.02    Consent of Coopers & Lybrand L.L.P.

23.03    Consent of Price Waterhouse LLP

27.00    Summary Financial Data Schedule.

         (b)  Reports on Form 8-K.  None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, Spice Entertainment Companies, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  April 15, 1997


                                  SPICE ENTERTAINMENT COMPANIES, INC.

                                  By:   /s/ J. ROGER FAHERTY
                                        J. Roger Faherty
                                        Chairman, Chief Executive
                                        Officer, President and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Spice Entertainment Companies, Inc. and in the capacities and on the date indicated.

 /s/ LELAND H. NOLAN               Director                   April 15, 1997
---------------------
Leland H. Nolan

/s/ DEAN R. ERICSON                Director                   April 15, 1997
--------------------
Dean R. Ericson

/s/ STEVE SARIL                    Director                   April 15, 1997
---------------
Steve Saril

/s/ RUDY R. MILLER                 Director                   April 15, 1997
--------------------
Rudy R. Miller

/s/ R. CHRISTOPHER YATES           Director                   April 15, 1997
--------------------------
R. Christopher Yates

PRINCIPAL FINANCIAL AND
ACCOUNTING OFFICER:

/s/ HARLYN C. ENHOLM               Executive Vice             April 15, 1997
----------------------             President and
Harlyn C. Enholm                   Chief Financial Officer
                                   and Chief Accounting Officer



                       SPICE ENTERTAINMENT COMPANIES, INC.
                       Peer Group Cumulative Total Return
                       (Weighted Average by Market Value)



                                                                                                         % Peer Group;
                                                               Peer Group                                   Market
                                                         Cumulative Total Return                        Capitalization
                                       ------------------------------------------------------------    ------------------
                                                   9/92       1992      1993      1994      1995       1992       1995
                                                   ------     ------    ------    ------    -------    -------    -------
Peer Group Weighted Average                         100         119      229       172        386       100       100
                                                                                                        134       898

Macromedia Inc.                        MACR                     100       97       148        606                44.0
Hypermedia Communications              HYPR                     100      160       100         65                 1.7
Lodgenet Entertainment Corp.           LNET                     100       87        45         57                 6.1
Interfilm Inc.                         IFLM                     100      100       124          2                 3.4
Iwerks Entertainment Inc.              IWRK                     100       80        14         19                 5.3
Creative Program Tech Venture          CPTV                     100       84        41         15                 0.7
Videotron Group Ltd.                   VDO          100          96      151       157        119
Actv Inc.                              IATV         100         113      353       193        200       6.7       3.6
NTN Communications Inc.                NTN          100         134      271       163        122      26.2      12.8
Interactive Network Inc.               INNN                     100      121        18          0                 4.5
Playboy Enterprises Inc.               PL           100         113      200       162        129      67.0      18.8



                                                                                    Cumulative Total Return
                                                                                            Summary
                                                                      ----------------------------------------------------


                                                                       9/92        1992       1993       1994       1995
                                                                      --------     ------    -------    -------    -------
Spice Entertainment Companies, Inc.                                     100         242       325        450        185
PEER GROUP                                                              100         119       229        172        386
NASDAQ STOCK MARKET--United States                                      100         118       136        133        188


                                                                                                      Exhibit 11.01

                                  SPICE ENTERTAINMENT COMPANIES and SUBSIDIARIES
                                     COMPUTATION OF EARNINGS (LOSS) PER SHARE


                                                                               Years Ended December 31,
                                                                 ------------------------------------------------------
                                                                      1996               1995                1994
                                                                 ---------------    ----------------    ---------------
Primary:
Earnings (loss) per share subject to primary earnings per
share;
  Income (loss) from continuing operations                         ($5,364,000)       ($15,368,000)     $  2,953,000
  Income (loss) from discontinued operations                        (2,536,000)            242,000           213,000
                                                               ----------------      ---------------     --------------
Net Income (loss), subject to primary earnings per share           ($7,900,000)       ($15,126,000)     $  3,166,000
                                                                 ===============    ================    ===============
Weighted average number of common shares outstanding (1)            11,351,000          11,747,000        10,386,000
Issued common shares assuming that warrants and options
  outstanding during that period were exercised                                                            2,791,000
Common shares assumed to be repurchased with proceeds
  from the exercise of warrants and options subject to
  20% limitation under the modified treasury stock method(2)                                              (1,268,000)
                                                                 ===============    ================    ===============
Weighted average number of common shares and equivalents
  outstanding                                                       11,351,000          11,747,000        11,909,000
                                                                 ===============    ================    ===============

From continuing operations                                              ($0.48)             ($1.31)            $0.25
Discontinuing operations                                                 (0.22)               0.02              0.02
                                                                 ===============    ================    ===============
Earning (loss) per share                                                ($0.70)             ($1.29)            $0.27
                                                                 ===============    ================    ===============


Fully Diluted:
Earnings (loss) per share subject to primary earnings
per share;
  Income (loss) from continuing operations                         ($5,364,000)       ($15,368,000)       $2,953,000
  Income (loss) from discontinued operations                        (2,536,000)            242,000           213,000
                                                                 ===============     ===============    ===============
Net Income (loss), subject to primary earnings per share           ($7,900,000)       ($15,126,000)       $3,166,000
                                                                 ===============    ================    ===============
Weighted average number of common shares outstanding (1)            11,351,000          11,747,000        10,386,000
Issued common shares assuming that warrants and options
  outstanding during that period were exercised                                                            2,791,000
Common shares assumed to be repurchased with proceeds from
  the exercise of warrants and options subject to 20%
  limitation under the modified treasury stock method(2)                                                    (962,000)

                                                                 ===============    ================    ===============
Weighted average number of common shares and equivalents
  outstanding                                                       11,351,000         11,747,000         12,215,000
                                                                 ===============    ================    ===============

From continuing operations                                              ($0.48)            ($1.31)             $0.24
Discontinuing operations                                                 (0.22)              0.02               0.02
                                                                 ===============    ================    ===============
Earning (loss) per share                                                ($0.70)            ($1.29)             $0.26
                                                                 ===============    ================    ===============

Notes to Primary Earnings per Share:
(1) Represents the number of common shares outstanding during the period in connection with the modified treasury stock method

(2) The common shares assumed to be repurchased under the modified treasury method are as follows:

     Average price per common share during the period                                                         $8.54
                                                                                                       ===============
     Proceeds from exercise of options and warrants                                                   $  10,830,577
     Common shares repurchased                                                                            1,268,217
                                                                                                       ===============




Notes to Fully Diluted Earnings per Share:
(1) Represents the number of common shares outstanding during the period in connection with the modified treasury stock method

(2) The common shares assumed to be repurchased under the modified treasury method are as follows:

       The  price per common share at December 31, 1994                                                 $     11.26
                                                                                                        ===============
       Proceeds from exercise of options and warrants                                                   $10,830,577
                                                                                                        ===============
       Common shares repurchased                                                                            962,000
                                                                                                        ===============

                                                              Exhibit 12.01

                       SPICE ENTERTAINMENT COMPANIES, INC.

                         Subsidiaries of the Registrant


                                                    State or Jurisdiction of
          Subsidiary                                  Incorporation
------------------------------------         --------------------------------

DOMESTIC:

         Cable Video Store, Inc.                        Delaware

         CPV Productions, Inc.                          Delaware

         CyberSpice, Inc.                               Delaware

         Guest Cinema, Inc.                             Delaware

         Magic Hour Productions, Inc.                   Delaware

         Spector Entertainment Group(1)                 Delaware

         Spice Direct, Inc.                             Delaware

         Spice International, Inc.                      Delaware

         Spice Networks, Inc.                           New York

         Spice Productions, Inc.                        Nevada



         FOREIGN:

         Home Video Channel Limited                     England and Wales

         Danish Satellite T/V a/s                       Denmark

  (1) Split off from the Company on February 7, 1997 pursuant to the SEG Settlement Agreement.



                      SPICE ENTERTAINMENT COMPANIES, INC.
                                and SUBSIDIARIES



                        Consolidated Financial Statements

                               for the years ended

                        December 31, 1996, 1995 and 1994

                          INDEX TO FINANCIAL STATEMENTS
                                  AND SCHEDULE






                                                              Page Number(s)
                                                              --------------
Spice Entertainment Companies, Inc.
          and Subsidiaries

Reports of Independent Accountants

Consolidated Balance Sheets at December 31, 1996
  and 1995

Consolidated Statements of Operations
  for the years ended December 31, 1996, 1995
  and 1994

Consolidated Statements of Stockholders' Equity for the years ended December 31, 1996, 1995 and 1994

Consolidated Statements of Cash Flows
  for the years ended December 31, 1996, 1995
  and 1994

Notes to the Consolidated Financial Statements

Consolidated Financial Statement Schedule




                       REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors of
Spice Entertainment Companies, Inc.
(formerly Graff Pay-Per-View Inc.)


         We have audited the consolidated balance sheet of Spice Entertainment Companies, Inc. and Subsidiaries (the "Company") as of December 31, 1996 and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Spice Entertainment Companies, Inc. and Subsidiaries as of December 31, 1996, and the consolidated results of their operations and their consolidated cash flows for the year then ended in conformity with generally accepted accounting principles.

         We also audited Schedule II for the year ended December 31, 1996. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.


GRANT THORNTON LLP

New York, New York
March 31, 1997

                         REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors of Spice
Entertainment Companies, Inc.
(formerly Graff Pay-Per-View Inc.):


         We have audited the consolidated financial statements and the financial statements schedule II of SPICE ENTERTAINMENT COMPANIES, INC. (formerly Graff Pay-Per-View Inc.) and Subsidiaries (the "Company") for the years ended December 31, 1995 and 1994. These financial statements and financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statements and financial statement schedule based on our audits. We did not audit the financial statements or the financial statement schedule information of Spector Entertainment Group, Inc. a wholly-owned subsidiary, which statements reflect 15% of consolidated assets as of December 31, 1994, and 15% of consolidated revenues for December 31, 1994. This statements were audited by other auditors, whose report, which has been furnished to us, includes an emphasis of a matter paragraph that describes the subsidiaries extensive transactions and relationships with related parties, and in our opinion, insofar as it relates to the amounts included for Spector Entertainment Group, Inc. is based solely on the report of the other auditor.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, in evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, based on our audits and the report of other auditor, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 1995 and 1994, and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. In addition, in our opinion, based upon our audits and the report of the other auditor, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole present fairly, in all material respects, the information required to be included therein.

COOPERS & LYBRAND L.L.P.

New York, New York March 8, 1996 except for Note 2 and paragraph (a) and (e) of
Note 6 as to which the dates are April 3, 1996, March 29, 1996 and April 10, 1996, respectively.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Spector Entertainment Group, Inc.

         In our opinion, the statements of operations, of stockholders' equity and of cash flows for the year ended December 31, 1994 of Spector Entertainment Group, Inc. (not presented separately herein) present fairly, in all material respects, the results of its operations and its cash flows for the year ended December 31, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

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

PRICE WATERHOUSE, LLP

San Diego, California
March 30, 1995

SPICE ENTERTAINMENT COMPANIES, INC. and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS


                                                                                                               December 31,
                                                                          Year Ended December 31, 1996            1995
                                                                   ------------------------------------    ----------------
                                                                        Historical           Pro forma
                                                                   ----------------    ----------------
                                                                                           (unaudited)
                                                                                             (Note 15)
                             ASSETS:
Current assets:
     Cash and cash equivalents                                     $     2,663,000     $     2,663,000          $1,292,000
     Accounts receivable, less allowance for doubtful accounts of
        $1,736,000 in 1996 and $1,178,000 in 1995                        4,801,000           4,801,000           7,523,000
     Income tax refunds receivable                                          28,000              28,000             495,000
     Film and CD-ROM costs, net                                                -                  -                400,000
     Prepaid expenses and other current assets                           1,325,000           1,222,000           2,269,000
     Deferred subscription costs                                           132,000             132,000             511,000
     Due from related parties and officers                                  23,000              23,000             262,000
     Investment in TeleSelect, asset held for sale                             -                   -             3,177,000
     Net assets of discontinued operations                               2,550,000           2,550,000           2,329,000
                                                                   ----------------    ----------------    ----------------
                    Total current assets                                11,522,000          11,419,000          18,258,000
     Property and equipment                                             61,948,000           8,581,000          66,556,000
     Due from related parties                                              294,000             294,000              87,000
     Library of movies                                                   3,797,000           3,797,000           2,990,000
     Cost in excess of net assets acquired, net of accumulated
        amortization of $1,931,000 in 1996 and $1,267,000 in 1995       11,399,000          11,399,000          10,961,000
     Other assets                                                          352,000             726,000             347,000
                                                                   ================    ================    ================
                    Total assets                                    $   89,312,000      $   36,216,000      $   99,199,000
                                                                   ================    ================    ================
              LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
    Current portion of obligations under capital leases            $     4,926,000      $      828,000      $    3,978,000
     Current portion of long-term debt                                     817,000             817,000           1,645,000
     Royalties payable                                                   2,322,000           2,322,000           2,611,000
     Accounts payable                                                    2,319,000           4,224,000           3,305,000
     Accrued interest expenses payable                                   1,118,000                                 198,000
     Accrued cost of discontinued operations                             1,800,000           1,800,000
     Accrued expenses payable                                            2,395,000           2,715,000           1,892,000
     Current portion of accrued restructuring costs                        820,000             820,000           2,205,000
     Deferred subscription revenue                                       1,121,000           1,121,000           2,337,000
                                                                   ----------------    ----------------    ----------------
                    Total current liabilities                           17,638,000          14,647,000          18,171,000
Obligations under capital leases                                        53,759,000           1,707,000          56,230,000
Long-term debt                                                          14,652,000          10,931,000          15,081,000
Accrued restructuring costs                                                700,000             700,000           1,450,000
Deferred compensation                                                      269,000             269,000             198,000
                                                                   ----------------    ----------------    ----------------
                    Total liabilities                                   87,018,000          28,254,000          91,130,000
                                                                   ----------------    ----------------    ----------------
Commitments and contingencies (Note 11)
Stockholders' equity
     Preferred stock, $.01 par value; authorized
      10,000,000 shares, none were issued or outstanding
     Common stock, $.01 par value; authorized 25,000,000
      shares; 11,339,948 and 11,357,928 shares issued and
      outstanding at December 31, 1996 and 1995                            113,000             113,000             114,000
     Additional paid-in capital                                         22,645,000          26,174,000          22,997,000
     Unearned compensation                                                (765,000)           (765,000)         (1,323,000)
     Accumulated deficit                                               (21,338,000)        (19,199,000)        (13,438,000)
     Cumulative translation adjustment                                   1,639,000           1,639,000             210,000
                                                                   ----------------    ----------------    ----------------
                                                                         2,294,000           7,962,000           8,560,000
     Stockholders' loan collateralized by common stock                         -                   -              (491,000)
                                                                   ----------------    ----------------    ----------------
                    Total stockholders' equity                           2,294,000           7,962,000           8,069,000
                                                                   ================    ================    ================
                    Total liabilities and stockholders' equity      $   89,312,000      $   36,216,000      $   99,199,000
                                                                   ================    ================    ================

              The accompanying notes are an integral part of these consolidated financial statements.


SPICE ENTERTAINMENT COMPANIES, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                       Years Ended December 31,
-------------------------------------------------------- -- -----------------------------------------------
                                                                    1996             1995             1994
                                                            -------------    -------------    -------------
Revenues:                                                   $ 33,213,000     $ 43,292,000     $ 43,232,000
                                                            -------------    -------------    -------------

Expenses:
     Cost of goods sold                                           94,000          196,000          123,000
     Salaries, wages and benefits                              7,592,000        9,722,000        6,665,000
     Producer royalties and library amortization               5,481,000        6,662,000        7,096,000
     Satellite costs                                           1,884,000       10,191,000        9,670,000
     Selling, general and administrative expenses             11,354,000       17,646,000       13,472,000
     Depreciation of fixed assets and amortization of
     goodwill                                                  7,499,000        2,063,000        1,156,000
     Provision for write-downs and non-recurring items:
       Investment in AGN                                        (875,000)       2,039,000
       Goodwill related to Guest Cinema                                           871,000
       Write-down of film & CD-ROM costs                                        3,967,000
       Restructuring costs                                                      3,655,000
                                                            -------------    -------------    -------------
Total operating expenses                                      33,029,000       57,012,000       38,182,000
                                                            -------------    -------------    -------------

           Total income (loss) from operations                   184,000      (13,720,000)       5,050,000

Interest expense                                               6,418,000          914,000          299,000
Minority interest                                             (1,062,000)                          500,000
                                                            -------------    -------------    -------------
Income (loss) from continuing operations before
 provision for income taxes                                   (5,172,000)     (14,634,000)       4,251,000

Provision for income taxes                                       192,000          734,000        1,298,000
                                                            -------------    -------------    -------------

           Net (loss) income from continuing operations       (5,364,000)     (15,368,000)       2,953,000

Discontinued operations, net of income taxes
  Income from discontinued operations of SEG                      35,000          242,000          213,000
  Loss on disposal of SEG                                     (2,571,000)
                                                            =============    =============    =============
Net income (loss)                                            ($7,900,000)    ($15,126,000)    $  3,166,000
                                                            =============    =============    =============

Earnings (loss) per share,
  Primary
    From continuing operations                                   ($0.48)          ($1.31)            $0.25
    Discontinued operations                                       (0.22)            0.02              0.02
                                                            =============    =============    =============
      Earnings (loss) per common share                           ($0.70)          ($1.29)            $0.27
                                                            =============    =============    =============

  Fully diluted
    From continuing operations                                   ($0.48)          ($1.31)            $0.24
    Discontinued operations                                       (0.22)            0.02              0.02
                                                            -------------    -------------    -------------
      Earnings (loss)  per common share                          ($0.70)          ($1.29)            $0.26
                                                            =============    =============    =============

Weighted average number of shares outstanding,
  Primary
                                                              11,351,000       11,747,000       11,909,000
                                                            =============    =============    =============

  Fully diluted                                               11,351,000       11,747,000       12,215,000
                                                            =============    =============    =============


              The accompanying notes are an integral part of these consolidated financial statements.

SPICE ENTERTAINMENT COMPANIES, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY




                                                                  Years Ended December 31, 1996, 1995 and 1994
                                      ---------------------------------------------------------------------------------------------
                                                                                            Foreign
                                                    Additional                              Currency
                                      Common        Paid-in      Unearned     Accumulated  Translation      Stock in
                                       Stock        Capital     Compensation    Deficit     Adjustment      Treasury       Total
                                   ----------    -----------    ------------ ------------   -----------    ----------  ------------
Balance at January 1, 1994         $98,000     $  9,607,000     $   -         ($997,000)     ($23,000)     ($50,000)    $8,635,000
Issuance of shares in connection
  with the purchase of 100%
  interest in PSP Holding Inc.
  ("PSP") and PSP Communications     1,000        1,046,000                                                              1,047,000
Exercise of warrants in
  connection with the private
  placement offering of 500,000
  units and other warrants           6,000        2,602,000                                                              2,608,000
Exercise of employee stock
  options                                            64,000                                                                 64,000
Shares issued in connection with a
  conversion of a convertible note   1,000          418,000                                                                419,000
Capital contribution in
  connection with the merger
  of AEC                                          1,165,000                                                              1,165,000
Issuance of shares as
  compensation for
  services rendered                                  37,000                                                                 37,000
Contributed services by AEC
  shareholders                                      278,000                                                                278,000
Sale of treasury stock                               76,000                                                   50,000       126,000
Issuance of shares in connection
  with the purchase of the
  remaining 49% interest in HVC      6,000         5,595,000                                                             5,601,000
Net income for the year                                                        3,166,000                                 3,166,000
Foreign currency translation
  adjustment                                                                                   315,000                     315,000
                                   ----------    -----------    ------------ ------------   -----------    ----------  ------------
Balance at December 31, 1994       112,000        20,888,000               -    2,169,000      292,000         -        23,461,000
Shares issued in connection with
  the exercise of employee options                   32,000                                                                 32,000
Shares issued in connection with
  the settlement of a consultancy
  agreement                                         224,000                                                                224,000
Contributed services by
  shareholders                                       46,000                                                                 46,000
Capital contribution in
  connection with AEC Merger                         26,000                                                                 26,000
Restricted stock granted to
  executive officers                2,000         1,524,000     (1,323,000)                                                203,000
Distribution by SEG to its
  former shareholders                                                           (481,000)                                 (481,000)
Shares issued as compensation
  for services rendered and
  bonuses to employees                              148,000                                                                148,000
Shares issued in connection with
  library purchases                                 109,000                                                                109,000
Net loss for the period                                                      (15,126,000)                              (15,126,000)
Foreign currency translation                                                                                               (82,000)
  adjustment                                                                                  (82,000)
                                   ----------    -----------    ------------ ------------   -----------    ----------  ------------
                                   114,000       22,997,000     (1,323,000)  (13,438,000)     210,000          -         8,560,000
Shareholders' loans                                                                                                       (491,000)
                                   ----------    -----------    ------------ ------------   -----------    ----------  ------------
Balance at December 31, 1995       114,000       22,997,000     (1,323,000)  (13,438,000)     210,000          -         8,069,000

Shares issued in connection with
  the exercise of employee options                   27,000                                                                 27,000

Pro rata share of restricted stock
  granted to executive officers                                    178,000                                                 178,000

Cancellation of restricted stock
  granted to an executive officer   (1,000)        (379,000)       380,000                                                      -

Net loss for the period                                                       (7,900,000)                               (7,900,000)

Foreign currency translation
  adjustment                                                                                1,429,000                    1,429,000
                                   ----------    -----------    ------------ ------------   -----------    ----------  ------------
                                   113,000       22,645,000       (765,000)  (21,338,000)   1,639,000           -        1,803,000
Shareholders' loans                                                                                                        491,000
                                                                                                                        -----------
Balance at December 31, 1996      $113,000      $22,645,000      ($765,000) ($21,338,000)  $1,639,000           -        2,294,000
                                   ==========    ===========    ============ ============   ===========    ==========  ============


         The accompanying notes are an integral part of these consolidated financial statements.


SPICE ENTERTAINMENT COMPANIES, INC., and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         Years Ended December 31,
                                                                         ----------------------------------------------------------
                                                                                     1996                 1995                1994
                                                                         -----------------    ----------------    -----------------
Cash flows from operating activities:
  Net income (loss)                                                           ($7,900,000)        ($15,126,000)    $     3,166,000
                                                                         -----------------    ----------------    -----------------
  Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
  (Income) loss from discontinued operations (Note 4)                           2,536,000             (242,000)           (213,000)
  Write-down of goodwill related to PSP Holding, Inc. acquisition                                      871,000
  Write-down of film and CD-ROM costs                                                                3,967,000
  Accrual (payments) of restructuring costs                                    (2,135,000)           3,655,000
  Provision for investment in American Gaming Network
  Depreciation and amortization of fixed assets                                 6,834,000            1,148,000             626,000
  Gain on sale of property and equipment                                          (47,000)
  Amortization of goodwill and other intangibles                                  661,000              914,000             530,000
  Amortization of films and CD-ROM cost                                           400,000            1,681,000           1,299,000
  Amortization of library of movies                                             1,638,000            1,539,000              43,000
  Provision for bad debts                                                         558,000              847,000              87,000
  Decrease in income tax (benefit) provision, net                                 467,000             (495,000)
  Amortization of debt discounts and deferred financing costs                                           50,000
  Compensation satisfied through the issuance of common stock                     178,000              576,000              56,000
  Charge for contributed services                                                                       72,000             278,000
  Deferred compensation expense                                                    71,000               66,000              65,000
  Subscription revenues received in advance                                    (1,216,000)            (854,000)            464,000
  Minority interest                                                            (1,062,000)                                 500,000
  Other, net                                                                      111,000
  Changes in assets and liabilities (excluding the effects of acquisitions):
    Decrease (increase) in accounts receivable                                  2,164,000              279,000          (4,390,000)
    Decrease (increase)in prepaid expenses in other current assets                517,000             (760,000)            286,000
    Decrease (increase) in deferred subscription costs                            379,000              542,000             (88,000)
    Increase in film and CD-ROM costs                                                               (2,790,000)         (3,183,000)
    (Increase) decrease in other assets                                            (4,000)             488,000            (713,000)
    (Decrease) increase in royalties payable                                     (289,000)             432,000          (1,565,000)
    (Decrease) increase in accounts payable and accrued expenses                  (95,000)           1,562,000            (110,000)
    Decrease in advance                                                                                                   (275,000)
    Increase in security deposit                                                                                           (75,000)
                                                                         -----------------    ----------------    -----------------
           Total adjustments                                                   10,891,000           15,587,000          (6,378,000)
                                                                         -----------------    ----------------    -----------------
           Net cash provided by (used in) operating activities from
             continuing operations                                              2,991,000             461,000           (3,212,000)
           Net cash provided by  operating activities from
             discontinued operations                                              932,000           1,542,000              279,000
                                                                         -----------------    ----------------    -----------------
           Net cash provided by (used in) operating activities                  3,923,000           2,003,000            2,933,000
                                                                         -----------------    ----------------    -----------------
Investment activities:
    Investment in subsidiaries and J.V.                                                            (3,656,000)          (1,132,000)
    Purchase of property and equipment                                         (1,094,000)         (4,451,000)          (1,686,000)
    Proceeds from sale of property and equipment                                  135,000
    Proceeds from the sale of TeleSelect                                        3,177,000
    Purchase of rights to libraries of movies                                  (2,444,000)         (2,342,000)          (1,593,000)
                                                                         -----------------    ----------------    -----------------
           Net cash used in investing activities from
             continuing operations                                               (226,000)        (10,449,000)          (4,411,000)
           Net cash used in investing activities from
             discontinued operations                                             (473,000)           (798,000)            (926,000)
                                                                         -----------------    ----------------    -----------------
           Net cash used in investing activities                                 (699,000)        (11,247,000)          (5,337,000)
                                                                         -----------------    ----------------    -----------------
Financing activities:
    Proceeds from issuance of common stock and detachable warrants                 27,000              32,000            2,672,000
    Proceeds from issuance of long-term debt and capital lease
      obligations                                                               1,377,000          12,815,000            4,201,000
    Proceeds from sale of treasury stock                                                                                   126,000
    Additional capital contribution in connection with the merger of AEC                                                 1,165,000
    Decrease (increase)in loans receivable from related parties                   523,000            (840,000)             471,000
    Repayment of long-term debt and  capital leases obligations                (4,321,000)         (1,658,000)          (1,125,000)
    Proceeds from capital contribution of a third party                         1,000,000
    Dividends paid to minority shareholders of HVC                                                                        (848,000)
                                                                         -----------------    ----------------    -----------------
           Net cash provided by (used in) financing activities from
            continuing operations                                              (1,394,000)         10,349,000            6,662,000
           Net cash used in financing activities from
            discontinued operations                                              (459,000)           (744,000)             647,000
                                                                         -----------------    ----------------    -----------------
           Net cash provided by (used in) financing activities                 (1,853,000)          9,605,000            7,309,000
                                                                         -----------------    ----------------    -----------------
           Net increase (decrease) in cash and cash equivalents                 1,371,000             361,000             (961,000)
     Cash and cash equivalents, beginning of the year                           1,292,000             931,000            1,892,000
                                                                         -----------------    ----------------    -----------------
           Cash and cash equivalents, end of the year                     $     2,663,000      $    1,292,000     $        931,000
                                                                         =================    ================    =================
Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Interest                                                                   $5,718,000          1,323,000               164,000
                                                                         =================    ================    =================
    Income taxes                                                                    3,000          1,256,000               914,000
                                                                         =================    ================    =================

Supplemental schedule of non-cash investing and financing activities:
  Capital Lease Obligations (Note 8)                                            1,163,000         60,127,000
  Fair market value of 15,000 shares issued to purchase
    foreign library rights                                                                           109,000
  Fair market value of shares issued as compensation for services
    rendered by a consultant                                                                                                38,000
  Acquired investment in AGN through issuance of notes payable                                       740,000
  Distributions to former shareholders in the form of property and
    equipment and the elimination of amounts owed from shareholders                                  454,000
  Issuance (cancellation) of common shares to senior management (Note 9)        (380,000)          1,527,000
  Acquired 100,000 shares of Multimedia Games' common stock
    through issuance of a note payable                                                               200,000
  Acquired equipment through the issuance of a note payable                                                                 39,000
  Convertible debentures and accrued interest converted into
    GPPV's common shares                                                                                                   419,000
  Fair market value of 582,820 common shares issued in connection
    with the acquisition of HVC, Ltd                                                                                     5,601,000
  Fair market value of 12,500 common shares issued in connection
    with the purchase of PSP  Communications, Inc.                                                                          94,000
  Fair market value of 125,000 common shares issued in connection
    with the purchase of PSP Holding, Inc.                                                                                 953,000
  Liabilities assumed from the purchase of  PSP  Holdings                                                                   75,000
  Liabilities assumed from the purchase of HVC Ltd.                                                                        342,000
  Notes receivable forgiven in connection with the purchase of PSP
    Holdings and PSP Communications                                                                                        106,000
  Foreign currency translation adjustment                                     $1,099,000           $(82,000)              $315,000


         The accompanying notes are an integral part of these consolidated financial statements.



SPICE ENTERTAINMENT COMPANIES, INC. and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       Organization

         Spice Entertainment Companies, Inc., (formerly Graff Pay-Per-View Inc.) and its subsidiaries (collectively "SPICE" or the "Company") is a diversified media entertainment company which owns and operates television networks in North America and Europe, and produces and distributes television programs and motion pictures. Certain business units and activities have been discontinued or are being phased out as a result of the Company's restructuring plan (Note 2, 5 and 14).

         Formed in 1987, the Company is a leading provider of pay-per-view entertainment networks. The Company operates and distributes Spice and The Adam and Eve Channel (collectively, the "Spice Networks"), two domestic pay-per-view programming services with access to over 20 million cable and DirecTV direct broadcast satellite ("DBS") households. In Europe, the Company operates and distributes two subscription networks, The Adult Channel ("TAC") and Eurotica which have approximately 360,000 and 7,000 subscribers, respectively and are distributed in the cable and the C-band direct to home ("DTH") markets. In addition, the Company in conjunction with a partner (Note 2) operated Cable Video Store ("CVS"), a domestic hit movie pay-per-view service with access to approximately 2.3 million subscribers and The Home Video Channel, a subscription movie service in the United Kingdom with approximately 66,000 subscribers.

         In 1996, approximately 68% of total consolidated revenues from continuing operations was from the United States and the United Kingdom cable operators, 19.4% of total revenue was from the DBS and DTH markets and 12.6% of the total revenue was from worldwide programming distribution and other sources.

         The Company experienced losses of approximately $7.9 and $15.1 million in the years ended December 31, 1996 and 1995, respectively. The Company analyzed all its business units and determined in December 1995 that certain actions had to be taken to conserve cash and to return to profitability. These actions included the following: ceasing production of and distribution of movies and television programs which resulted in the write-down of approximately $4.0 million of accumulated film and CD-ROM costs (Note 5); suspending distribution of its hotel/motel pay-per-view technology related to Guest Cinema and writing down associated goodwill of approximately 0.9 million (Note 2); ceasing the Company's involvement in American Gaming Network, J.V., a joint venture formed to develop and promote high stakes proxy play Class II tribal bingo games and writing off its investment in the joint venture of approximately $2.0 million (Note 2). The Company also reviewed all of its operations and restructured its operating units to reduce overhead and labor costs, resulting in a charge for restructuring of approximately $3.7 million in 1995 (Note 14).

         The accompanying financial statements had been prepared assuming that the Company will be able to meet its obligations in the ordinary course of business. The Company has incurred a $5,364,000 loss from continuing operations for the year ended December 31, 1996. At December 31, 1996, the Company has a working capital deficit of $6,116,000. The Company's revolving credit line amounting to $14,621,000 at December 31, 1996, scheduled to mature on January 2, 1997 was extended until January 15, 1997. On January 15, 1997, the Company entered into agreements with a new lender which paid off the revolving line of credit and replaced it with a term loan and line of credit (Note 15).

              SPICE ENTERTAINMENT COMPANIES, INC. and SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued

         Section 505 of the Telecommunications Act of 1996 requires cable operators to fully scramble the audio and video signal of television channels such as the Spice Networks or block the channels between 6:00 a.m. and 10:00 p.m. The Company filed an action in Delaware District Court challenging the constitutionality of Section 505 which was granted before the provision was scheduled to take effect. The Company's application for a preliminary injunction was denied on November 8, 1996 though the District Court continued the stay enforcement of Section 505 pending review by the Supreme Court. On March 24, 1997 the Supreme Court affirmed the District Court's decision. It is anticipated that when Section 505 takes effect, the Company's revenues will be adversely affected, the amount of which depends on several factors which are mostly outside of the Company's control.

         In August, 1996, the Company entered into a capital lease for equipment including a Digicipher Encoder and approximately 1,200 decoder boxes which were provided to cable system customers (Note 8). This equipment enabled the Company to digitally compress its domestic television networks, which freed up the use of two transponders. In January, 1997 another transponder was preempted by the lessor, AT&T, resulting in a reduction of annual lease payments of approximately $1,400,000 (Note 15).

2.       Acquisitions, Joint Ventures and Divestitures

         Spector Entertainment Group. On August 31, 1995, pursuant to a Merger Agreement and Plan of Reorganization by and among Spector Entertainment Group, Inc. ("SEG"), Edward M. Spector, the Company and a newly-formed wholly-owned subsidiary, the subsidiary was merged into SEG and the surviving corporation became a wholly-owned subsidiary of the Company (the "Spector Merger"). On February 7, 1997 and pursuant to a Settlement Agreement (the "Settlement Agreement") dated January 29, 1997, among Spice Entertainment Companies, Inc., SEG and the former shareholders of SEG, the Company conveyed all of the issued and outstanding shares of the common stock of SEG to the former shareholders of SEG in exchange for the 700,000 shares of the Company's Common Stock, $.01 par value ("Common Stock"), previously issued to certain members of the Spector Group as part of the acquisition merger transaction whereby SEG became a wholly-owned subsidiary of the Company. The Settlement Agreement also provides for mutual general releases and for each party to indemnify the other in connection with certain matters relating to the transactions contemplated by the Settlement Agreement. As provided for in the Settlement Agreement, the Company also entered into a Transponder Service Agreement with SEG pursuant to which the Company will provide transponder services to SEG for monthly payments of $80,000 for two years. SEG is accounted for as a discontinued operation in the accompanying financial statements (Note 4).

         Adam & Eve Communications, Inc. On April 13, 1995, pursuant to a Merger Agreement and Plan of Reorganization, Adam & Eve Communications, Inc. ("AEC") merged with and into SPICE (the "AEC Merger"). In consideration of the AEC Merger, the AEC shareholders received 820,000 shares of common stock. This transaction was accounted for as a pooling of interest whereby the financial statements for all prior periods to the combination were restated to reflect the combined operations.

         During the first quarter of 1995, former shareholders of AEC provided the Company with management, consulting accounting and advisory services free of charge. The Company has recorded a charge of $46,300 to operations and a corresponding increase to additional paid-in capital for the cost of these services for the year ended December 31, 1995.

         The Home Video Channel Limited. On January 22, 1993, the Company entered into an Investment and Option Agreement (the "Agreement") with The Home Video Channel Limited ("HVC"), a corporation registered in England and Wales.

         Pursuant to the Agreement, the Company acquired 10,001 shares of HVC, a 25% interest, for $2,000,000 in cash and 200,004 shares of common stock valued at $1,000,000. On December 16, 1993, the Company acquired an additional 10,399 shares, constituting an additional 26% interest in HVC for $1,458,000 in cash. On December 27, 1994, the Company purchased 19,600 shares constituting the remaining 49% interest in HVC for $1,132,000 in cash and 582,820 shares of common stock valued at $5,600,000. The Company is now the sole stockholder of HVC.

         CVS Partners. On March 6, 1996, the Company contributed the Cable Video Store Network ("CVS"), a domestic pay-per-view hit movie service which the Company had operated since 1989, to a newly formed partnership, CVS Partners ("CVSP"). The other partner was Wiltech Cable Television Services, Inc. ("WCTV"), a subsidiary of The Williams Companies, Inc. The CVS network was available via satellite until March 31, 1997, when satellite delivery was terminated.

         The partners of CVSP are in the process of winding down the affairs of the partnership.

         CPV Productions, Inc. On May 27, 1994, the Company acquired all of the outstanding common stock of CPV Productions, Inc. ("CPV") and its wholly-owned subsidiary, Magic Hour Productions, Inc. ("MH") (which created, produced and distributed movies and television programming) in exchange for 845,000 shares of common stock in a business combination accounted for as a pooling of interest. Historical financial statements have been restated to include CPV. At the beginning of 1996 the Company had suspended production of movies due to a shortage of capital requirements but had continued to license and distribute the related film library. At the end of 1996, the Company determined to shut-down the operations of CPV and in the first quarter of 1997 sold a portion of the rights to the film library to the former owners of CPV for $170,000.

         Guest Cinema, Inc. In January 1994, the Company acquired through the merger of PSP Holding, Inc. ("PSP") into its wholly-owned subsidiary, Guest Cinema, Inc., a hotel/motel pay-per-view system. As part of the restructuring plan instituted in the first quarter of 1995, the Company ceased distribution of this system because the Company projected that the technology would not generate future cash flows sufficient to support its investment. Accordingly, the Company incurred a $871,000 expense in 1995 attributable to the write-down of goodwill created on the acquisition of PSP.

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

         Pursuant to a Purchase Agreement dated June 28, 1996, the parties resolved their differences with the Company giving up its interest in AGN and the 275,000 shares of MGAM stock in exchange for (i) the cancellation of an aggregate of $775,000 of liabilities owed to MGAM and TVG, (ii) $100,000 pursuant to a note which was paid in 1996 and (iii) $400,000 due pursuant to a note due in three years. The Company retained a warrant to acquire 175,000 shares of common stock of MGAM stock and the parties released each other. Due to the likelihood that the parties would not proceed forward with AGN and as part of the Company's restructuring at December 31, 1995, the Company wrote off its investment in AGN and the MGAM stock. As a result of the foregoing transaction, the Company recognized a non-recurring gain of $875,000 in the second quarter of 1996 and will recognize an additional non-recurring gain of $400,000 when the $400,000 note is paid.

         TeleSelect B.V. The Company, Philips Media B.V. ("Philips") and Royal PTT Netherlands NV ("KPN") established TeleSelect B.V. ("TeleSelect"), a Netherlands joint venture, to create joint ventures with European cable operators to enable them to provide conditional access services such as pay-per-view, near video on demand and electronic retailing to their subscribers. On April 3, 1996, the Company received $3.2 million of proceeds from the sale of its TeleSelect interest of which $1 million was utilized to pay down long-term debt and the remaining funds were utilized to pay trade payables.

3.       Summary of Significant Accounting Policies

         Consolidation. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and majority-owned
partnership.   All significant intercompany transactions have been eliminated.

         Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Fair Value of Financial Instruments. The carrying amounts for cash, cash equivalents, accounts receivable, royalties payable, accounts payable and accrued expenses reflected in the financial statements approximate fair value because of the short maturity of these items. See Note 15 for a discussion of the fair value of the Company's long-term debt and capitalized lease obligations at December 31, 1996.


         Cash and Cash Equivalents. The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

         Concentration of Credit Risk. The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and trade receivables.

         The Company's trade receivables are from a broad base of cable operators, two of which account for 24% and 10%, respectively, of the consolidated accounts receivable balance at December 31, 1996. The Company routinely assesses the financial strength of these debtors. Accordingly, concentration of credit risk is limited. The Company's cash is deposited in major banks, thereby limiting credit risk.

         Valuation of Long-Term Assets. The Company adopted Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), "Account for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," during the year ended December 31, 1996. The statement requires that the Company recognize and measure impairment losses of long-lived assets, such as the movie library, film and CD-ROM costs, transportation and other equipment and certain identifiable intangibles and value long-lived assets to be disposed of.

         The Company periodically assesses the possible impairment of its long-term assets by comparing the sum of the undiscounted projected future cash flows attributable to each business unit to the carrying value of the assets of that business unit. Projected future cash flows for each business unit are estimated for a period approximating the remaining lives of that business unit's long-lived assets, based on earnings history, market conditions and assumptions reflected in internal operating plans and strategies. The Company has determined that no provision is necessary for the impairment of long-lived assets at December 31, 1996.

         Cost in Excess of Net Assets Acquired (Goodwill). This represents the cost over the fair value of net assets acquired in business combinations accounted for as a purchase. This asset is being amortized on a straight line basis over a period of 20 years. Goodwill is reviewed for impairment whenever events or changes in circumstances indicate that the carrying value amount may have been impaired. If the sum of the future cash flows is less than the carrying amount of the asset, a loss is recognized.

         Property and Equipment. Property and equipment, including major capital improvements, are recorded at cost. The cost of maintenance and repairs is charged against results of operations as incurred. Depreciation is charged against results of operations using the straight line method over the estimated useful lives of the related assets. Equipment leased under capital leases are amortized over the lives of the respective leases. Improvements to leased property are amortized over the life of the lease or life of the improvement, whichever is shorter. Sales and retirements of depreciable property and equipment are recorded by removing the related cost and accumulated depreciation from the accounts. Gains or losses on sales and retirements of property and equipment are reflected in results of operations.

         Revenue Recognition. Pay-per-view revenues are recognized in the periods in which the films or events are aired by the cable systems which have license agreements with the Company.

         Subscription revenues are deferred and amortized over the life of the subscription. At December 31, 1996 and 1995 deferred subscription revenues were $1,121,000 and $2,337,000 respectively.

         Deferred subscription costs of $132,000 and $511,000 at December 31, 1996 and 1995, respectively, are deferred and amortized over the life of the subscription.

         CPV (which terminated operations at the end of 1996) recognized revenues in accordance with Statement of Financial Accounting Standards ("FAS") No. 53, Financial Reporting by Producers and Distributors of Motion Picture Films. Revenue is recognized when films rights are distributed.

         SEG (which was reacquired by the original owners on February 7, 1997) recognizes revenue when services are performed. A substantial part of SEG's revenues are generated under long-term contracts with remaining terms from 1 to 6 years. SEG provides services for all the customers' scheduled events under these cancelable contracts for the term of the contract.

         Producer Royalties. The Company has entered into contractual agreements with producers or film makers in order to obtain the rights to license films or events to the cable systems, home backyard satellite dish market and hotels. The producer agreements require that royalties be paid on the basis of either a percentage of the revenues ("the producer royalty split") or a flat fee for a specified period, generally one or two years. The producer royalty splits are recorded in the period the film or event is exhibited. Royalties paid on a flat fee basis are amortized by the straight-line method over the term of the licensing period.

         Amortization of Film and CD-ROM Costs. Film and CD-ROM costs are amortized using the income forecast method.

         Earnings (Loss) per Share. The computations of primary and fully diluted earnings (loss) per share are based upon the weighted average number of shares outstanding during the periods presented, after giving effect to the potential dilutive effect, if any, of common stock equivalents and excludes those securities whose conversions, exercise or other contingent issuance would have the effect of increasing earnings per share or decreasing loss per share.

         Foreign Currency Translation. Assets and liabilities in foreign currencies are translated into United States dollars at the exchange rate existing at the balance sheet date. Revenues and expenses are translated at average rates for the period. The net exchange difference resulting from these translations is recorded as a separate component of stockholders' equity. The excess cost over the Company's share in the net book value in the foreign investee has been considered as a foreign currency denominated asset in applying Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation".

         Income Tax. The Company uses the liability method of accounting for income taxes, as set forth in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Under this method, deferred income taxes, when required, are provided on the basis of the difference between the financial-reporting and income-tax bases of assets and liabilities at the statutory rates enacted for future periods.

         Reclassifications. Certain amounts for previous years have been reclassified to conform with the 1996 presentation.

4.       Discontinued Operations and Activities

         As part of the Company's restructuring efforts, the Company determined during the fourth quarter of 1996 that it would dispose of or sell certain non-strategic operating units. In November, 1996, the Board of Directors approved a plan to split off Spector Entertainment Group, Inc., (which provides satellite simulcasting and television production services to the pari-mutuel industry) to the former shareholders of the wholly-owned subsidiary in exchange for the 700,000 shares of Common Stock of the Company they received in the original merger between SEG and the Company.

         The results of operations for SEG have been classified as discontinued operations for all periods presented in the Consolidated Statement of Operations. The components of the net assets of SEG which are included in the Consolidated Balance Sheet as Net Assets of Discontinued Operations at December 31, 1996 and 1995 are as follows:



                                                                    1996                    1995
                                                             --------------------    --------------------
            Current Assets                                      $ 658,000               1,095,000
            Property, plant and equipment, net                  3,977,000               4,214,000
            Other assets                                          801,000                 589,000
            Current liabilities                                (1,951,000)             (1,738,000)
            Long-term debt                                       (920,000)             (1,816,000)
            Deferred taxes                                        (15,000)                (15,000)
                                                             ====================    ====================
            Net Assets                                         $2,550,000               2,329,000
                                                             ====================    ====================

         The revenues of SEG for 1996, 1995 and 1994 were $7,885,000, $7,766,000 and $7,424,000, respectively. Included in the loss on disposal on SEG is $403,000 of operating losses subsequent to the measurement date.

         In addition, the Company also determined to terminate the operations of CPV Productions, Inc. (a wholly-owned subsidiary which created, produced and distributed movies and television programming) at the end of 1996. The Company had suspended production of movies at the beginning of 1996 due to a shortage of capital but had continued to license and distribute its existing film library.

5.       Film and CD-ROM Costs

         Film and CD-ROM costs consists of the following:

                                                                           December 31,
                                                                     1996               1995
                                                                ---------------    ----------------

                 Films and CD-ROMs released                           $400,000          $8,071,000
                 Films and CD-ROMs not released                              0             290,000
                                                                ---------------    ----------------
                                                                       400,000           8,361,000
                 Less Amortization                                     400,000           3,994,000
                 Reduction to net realizable value                                       3,967,000
                                                                ===============    ================
                                                                            $0            $400,000
                                                                ===============    ================

         Prior to the restructuring, the Company created, produced and distributed movies and television programs (Note 14).

6.       Property and Equipment

         Property and equipment consist of the following:

                                                                                               December 31,
                                                                                       ------------------------------
                                                            Useful Lives in Years          1996             1995
                                                            -----------------------    -------------    -------------
           Satellite transponders                                     12               $58,663,000       $58,663,000
           Equipment                                                   5                 9,716,000         7,615,000
           Furniture and fixtures                                      7                                     505,000
                                                                                           510,000
           Leasehold improvements                              Life of lease or                            2,483,000
                                                                   shorter               2,564,000
                                                                                       -------------    -------------
                                                                                        71,453.000        69,266,000
           Less, accumulated depreciation and                                                              2,710,000
           amortization                                                                  9,505,000
                                                                                       =============    =============
                                                                                       $61,948,000       $66,556,000

         Certain of the aforementioned equipment having a net book value of $54,559,000 and $60,260,000 is collateral for the equipment loans and capital leases at December 31, 1996 and 1995, respectively.

7.       Long-Term Debt

         Long-term debt consists of the following:

                                                                    December 31,
                                                         -----------------------------------
                                                               1996                1995
                                                         ----------------    ---------------

                     9.9% note payable (a)               $           -       $
                                                                                    638,000
                     Revolving credit line (a)                14,621,000         14,880,000
                     10% note payable                             80,000            130,000
                     11% note payable                            100,000            125,000
                     7% note payable (b)                         668,000
                     8% note payable (c)                                            178,000
                     Notes payable (d)                                              775,000
                                                                             ---------------
                                                         ----------------
                                                              15,469,000         16,726,000
                     Less current portion                        817,000          1,645,000
                                                         ================    ===============
                     Long-term portion                     $  14,652,000        $15,081,000
                                                         ================    ===============

         The aggregate principal payments of the aforementioned long-term debt, reflecting the proforma effect of the debt refinancing on January 15, 1997 (Note
15), maturing in each of the years subsequent to December 31,1996, including estimated payments on debt with contingent terms, are as follows:

               Years Ending December 31,                   Payment
      ----------------------------------------    --------------------
                         1997                       $    817,000
                         1998                          1,030,000
                         1999                          9,500,000
                                                   ====================
                         Total                      $ 11,347,000

                                                   ====================

     On October 21, 1994, the Company entered into a loan agreement with Midlantic National Bank, N.A. ("Midlantic"). The loan agreement included a term loan with a principal sum of $900,000 and a revolving credit line of $15,000,000, no further funds were available on or after December 31, 1995. The term loan bore interest at 9.90% and was repayable in forty-eight monthly payments of $18,750. Interest on the revolving credit line is based on either prime plus 1% or the 30, 60, or 90 day LIBOR plus 3% as selected by the Company at the time of each draw-down. Interest payments are made quarterly and the revolving credit line expired on December 31, 1996 and was extended to January 15, 1997. On December 31, 1996, the interest rate was 9.25%. The term loan and revolving credit line are collateralized by the stock of the Company's subsidiaries excluding SEG.

     On April 3,1996, the Company paid the balance of the term loan in full from the proceeds received on the sale of its TeleSelect interest.

     On January 15, 1997, the Company restructured its debt with PNC Bank N.A., as successor in interest to Midlantic ("PNC") (Note 15).

     On September 19, 1996, the Company's UK subsidiary HVC entered into a short-term loan agreement with National Westminster Bank in England to provide up to $750,000 of financing. The loan is payable over 12 months at $65,000 per month including interest at 7% per annum.

     Prior to the acquisition of CPV, a former shareholder of CPV and officer of the Company, provided loans to CPV to fund its working capital needs. The loan balance and accrued interest totaling $207,000 was paid in 1996.

     The Company issued a $500,000 note at 8% in connection with a joint venture in AGN. The Company also issued a $275,000 note in connection with the purchase of 100,000 shares of MMG stock at $2.75 per share. The $275,000 note was due on July 26, 1996 and bore interest at the short term applicable federal rate, as such term is defined in Section 1274 of the Internal Revenue Code ("AFR"). On June 28, 1996, the parties entered into an agreement which settled various disputes and the $775,000 in notes were canceled.

8.       Obligation Under Capital Leases

         Minimum annual rentals under capital leases for the five years subsequent to 1996 and in the aggregate are as follows:

           1997                                                 10,660,000
           1998                                                  8,730,000
           1999                                                  8,445,000
           2000                                                  7,657,000
           2001                                                  7,620,000
           Thereafter                                           45,720,000
                                                        -------------------
           Net minimum lease payments                           88,832,000
           Less amount representing interest                    30,147,000
                                                        -------------------
           Present value of minimum lease obligations           58,685,000
           Current portion of lease obligations                  4,926,000
                                                        ===================
           Long-term portion of lease obligations              $53,759,000
                                                        ===================

     Effective as of December 1995, the Company entered into a non-cancelable lease agreement for five transponders on the AT&T satellite Telstar 402R for a monthly payment of $635,000. The term of the agreement for the useful life of the satellite's geo-stationary orbit, which was estimated to be twelve years. Included in property and equipment is an asset with an original cost of $58,663,000 equal to the discounted lease payments using a discount rate of 8%. On March 31, 1997, this lease was amended which resulted in the lease being accounted for as an operating lease (Note 15).

     In 1995, the Company entered into a financing agreement, accounted for as a capital lease, totaling $2,078,000 with IBM to construct a master control and digital playback center, at its New York facility. In 1995, the Company made payments totaling $435,000 on the obligation. As a result of certain delays, changes in equipment requirements and other factors, the original lease agreement was superseded in the fourth quarter of 1996 with a new lease which requires 36 payments of approximately $37,000, commencing on February 1, 1997. The lease obligation on December 31, 1996 is $1,083,000.

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

9.       Capital Transactions

         During May, 1995, the Company granted to several key executives 177,000 restricted shares of common stock ("Restricted Shares") which were approved at the 1996 annual shareholders' meeting. The Restricted Shares are non-transferable with such restriction lapsing in five years. During 1996 the Company canceled 44,000 shares of the restricted stock, issued on May 1, 1995, as part of a termination agreement with one of the Company's then executive officers. The Company recorded unearned compensation for the portion of shares not yet vested and will recognize such amount as an expense on a pro rata basis over five years as the restriction lapses. The unamortized balance of unearned compensation at December 31, 1996 of $765,000 has been included as a reduction in stockholders' equity.

         On July 1, 1993, Pay-Per-View International, Inc. ("PPVI"), a wholly-owned subsidiary of the Company, entered into an agreement with Coastline Films and CPV Productions, Inc. ("CPV") to license 200 feature length motion pictures for ten years. In consideration for the license, the Company issued 37,500 shares of common stock to Coastline Films. As additional consideration, PPVI agreed to make certain cash payments to CPV and Coastline Films if PPVI's subscriber base reached certain thresholds. On August 30, 1995, PPVI entered into a Modification and Substitution Agreement with Coastline Films. Coastline agreed that no further cash payments would be required in exchange for the Company's issuance of an additional 15,000 shares of common stock to Coastline Films. The parties also agreed to reduce the number of films from 200 to 150 and to extend the terms of the film licenses from 10 years to perpetuity.

         On December 26, 1994, the Company issued 5,000 shares of common stock to a consultant for services rendered.

         Warrants. On December 8, 1994, the Company granted 100,000 warrants exercisable at $12.03 (which were subsequently canceled and reissued during 1996 at an exercise price of $3.88) to Midlantic in connection with a revolving credit line. These warrants were subsequently canceled as part of the Company's debt restructuring in January of 1997 (Note 15).

         During May 1994, the Company granted 3,750 warrants at a purchase price of $6.50 to three individuals in connection with an unsecured $125,000 loan.

         During January 1994, the remaining 300,900 warrants exercisable at $6.67 as part of an equity offering were exercised. Also warrants to acquire 85,409 shares issued in connection with a senior secured note and 24,000 other warrants were exercised.

         On April 1, 1996 the Company granted Imperial Bank, 20,000 warrants with an exercise price of $3.125 per share to purchase the Company's common stock, in connection with the SEG term loan. These warrants will expire on April 1, 2001.

         Changes in warrants outstanding are summarized as follows:
                                                         Warrants
                                           ------------------------------------
                                                           Exercise Price
                                               Shares          Range
                                         ---------------    ------------------

       Balance January 1, 1994                 615,331
       Granted                                 103,750        $6.50-$12.03
       Exercised                              (600,331)         $.08-$6.67
       Canceled
                                            ---------------
       Balance December 31, 1994               118,750
       Granted                                 100,000               $3.88
       Exercised
       Canceled                               (100,000)             $12.03
                                            ---------------
       Balance December 31, 1995               118,750
       Granted                                  20,000              $3.125
       Exercised
       Canceled
                                            ===============
       Balance December 31, 1996               138,750
                                            ===============

         At December 31, 1996, 1995 and 1994, there were 138,750, 118,750, and
118,750 respectively, of exercisable warrants.

         Options. The Company has four stock option plans (the 1992, 1993, 1994 and 1995 Plans) (collectively the "Plans") for officers, employees, directors and consultants of the Company or any of its subsidiaries and in addition a Directors' Plan (the "Directors' Plan"). Options granted to employees may be either incentive stock options (ISO's) or non-ISO's; ISO's may not have an exercise price less than 100% of fair market value of the Company's common stock on the grant date and all options may not have an exercise price of less than 110% of fair market value on the grant date in the case of options granted to holders of 10% or more of the voting power of the Company's stock on the grant date. The aggregate fair market value, as determined on the grant date, of ISO's that may become exercisable in any one year can not exceed $100,000. Options canceled subsequent to issuance are returned to the Plan and are available for re-issuance as determined by the Stock Option Committee.

         The options are evidenced by a written agreement containing the above terms and such other terms and conditions consistent with the Plans as the Board/or Committee may impose. Each options, unless sooner terminated, shall expire no later than 10 years (five years in the case of ISO's granted to holders of 10% of the voting power of the Company's common stock) from the date of grant, as the Board/or Committee may determine.

         The Plans in effect on December 31, 1996, 1995 and 1994 authorize the granting of stock options to purchase an aggregate of 4,000,000, 4,000,000 and 3,600,000 shares of the Company's common stock, respectively. At December 31, 1996, 1995 and 1994 there were a total of 126,588, 1,213,987 and 950,901 shares remaining for future grants under the four plans.

         The Directors' Plan authorizes the automatic annual issuance to each non-employee director of options to acquire 10,000 shares of the Company's common stock on each December 31, at an exercise price equal to the market price of the stock on that date. The plan was adopted in 1994 and authorizes the granting of a total of 100,000 stock options. On December 31, 1996, 1995 and 1994 there were a total of 50,000, 60,000 and 80,000 shares available for future grant under this plan.

         During 1992 and 1995 the Company granted options to acquire 24,000 and 16,000 shares, respectively, outside the aforementioned plans at an exercise price equal to the market price of the Company's common stock on each grant date.

         The Company has adopted the disclosure provisions of Financial Accounting Standards No. 123. "Accounting for Stock-Based Compensation" (FAS
123). It applies APB Opinion No. 25 "Accounting for Stock Issued to Employees" and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed by FAS 123, the Company's net income and earning per share would be reduced to the pro forma amounts indicated below:

                                        Year ended                     Year ended
                                    December 31, 1996               December 31, 1995
                                  ---------------------------   --------------------------
         Net loss
           As reported                   ($7,900,000)                  ($15,126,000)
           Pro forma                      (9,748,000)                   (18,283,000)
         Loss per share
           As reported                          (.70)                         (1.29)
           Pro forma                            (.86)                         (1.56)


         These pro forma amounts may not be representative of future disclosure because they do not take into effect pro forma compensation expenses related to grants made before 1995. The fair value of these options was estimated at the date of grant using the Black-Scholes option valuation model and using assumptions for the year ended December 31, 1996 and 1995; respectively; expected volatility of 63% and 61%; risk-free interest rates of 5.6% and 5.%; and expected life of 7 years. The weighted average fair value of options granted during the year ended December 31, 1996 and 1995 for which the exercise price equals the market price on the grant date was $2.05 and $2.67, respectively, and the weighted average exercise prices were $3.07 and $4.05, respectively.

         Transactions involving stock options are summarized as follows:

                                               Options
                                      ---------------------------------------
                                       Stock Options       Weighted-average
                                       Outstanding         exercise price
                                       ---------------    --------------------

  Balance at  January 1, 1994          2,434,149                $3.13


  Granted                                260,250                 7.84
  Exercised                              (19,200)                3.33
  Canceled                                (2,100)                3.33

                                       ---------------
  Balance at December 31, 1994         2,673,099                 3.59
  Granted                              2,899,820                 5.07
  Exercised                               (8,200)                3.40
  Canceled                            (2,698,706)                5.17
                                      --------------
  Balance at December 31, 1995         2,866,013                 3.60
  Granted                              1,235,918                 3.07
  Exercised                              (26,000)                1.02
  Canceled                              (165,919)                4.23
                                       -----------
  Balance at December 31, 1996         3,910,012                $3.42
                                    ===============

         The following table summarizes information concerning currently outstanding and exercisable stock options:

                                        Options Outstanding                             Options Exercisable
                       -------------------------------------------------------    ---------------------------------
                                               Weighted
                           Number              Average            Weighted            Number            Weighted
                       Outstanding at         Remaining            Average        Exercisable at        Average
    Ranges of           December 31,       Contractual Life       Exercise         December 31,         Exercise
 Exercise Prices            1996                                    Price              1996              Price
-------------------    ----------------    -----------------    --------------    ----------------    -------------
   $.83 - $1.75             438,525           8.91 years            $1.55              189,131           $1.28
  $2.61 - $4.63           3,315,487           7.88 years             3.41            2,544,949            3.53
  $7.75 - $9.25             156,000           7.12 years            $8.85              125,250            $8.93

At December 31, 1996, 1995 and 1994, there were 2,859,330, 1,695,113, and
1,335,232 of options that are exercisable, respectively.


10.      Income Taxes

         The components of income tax expense (benefit) follow:

                                                                     Years Ended
                                               --------------------------------------------------------
                                                    1996                1995                1994
                                               ----------------    ----------------    ----------------

           Current
                Federal                        $  89,000             ($423,000)           $351,000
                State and Local                   50,000               240,000             154,000
                Foreign                           53,000               850,000             793,000
                                               ----------------    ----------------    ----------------
                                                 192,000               667,000           1,298,000
                                              ----------------    ----------------    ----------------
           Deferred
                Federal
                State and Local
                                                                       -                   -
                                           ----------------    ----------------    ----------------
           Total Income Taxes
                                            $   192,000            $   667,000          $1,298,000
                                           ================    ================    ================

         The following is a reconciliation between the statutory federal income tax for each of the past three years and the Company's effective tax rate:

                                                                                   Years Ended
                                                             -------------------------------------
                                                               1996          1995         1994
                                                             ----------    ---------    ----------
   Income tax provision (benefit) at federal statutory          (34%)      (34%)          34%
     rate
   State and local income taxes net of federal tax benefit        1%         0%            2%
   Foreign income taxes                                           1%         2%           15%
   Foreign income, excluded, net of federal tax benefit           0%        (2%)          (13%)
   Amortization of Goodwill                                      12%         4%            4%
   Non-deductible business meals and entertainment                1%         0%            1%

   (Decrease) increase due to the change in the valuation
     allowance                                                   14%        22%          (13%)
   Other items                                                    1%         3%           (5%)
                                                              =========    ==========   ==========
   Effective tax rate                                            (4%)       (5%)          25%

         The Company's foreign subsidiaries have no accumulated earnings. Therefore, no U.S. Federal income taxes have been provided relating to the foreign subsidiaries. The foreign income subject to foreign taxes was approximately $161,000 in 1996 and $2,110,000 in 1995.

         As of December 31, 1996, the Company has available, for Federal income tax purposes, unused net operating loss carryforwards of $3,541,000 which may provide future tax benefits, expiring 2005. Due to a change in control of the Company that occurred in September 1990 approximately $1,118,000 of the net operating loss carryforward is subject to an annual limitation of approximately $27,000.

         The components of the net deferred tax assets are as follows:

                                                                         Years Ended
                                                               ---------------------------------
                                                                    1996              1995
                                                               ---------------    --------------
           Deferred tax assets
              Bad debts                                           $637,000          $503,000
              Deferred compensation expense                        207,000           185,000
              Net operating loss carry-forwards                  1,204,000           162,000
              Foreign tax carry-forwards                            52,000
              AMT credit carry-forward                             107,000
              Satellite lease classification                       798,000
              Accrual for restructuring changes                  1,695,000          3,506,000
              Non-deductible capital losses                        256,000            938,000
              Valuation allowance                               (4,068,000)        (4,772,000)
                                                              ---------------    --------------
                   Total deferred tax asset                        888,000            522,000
                                                              ---------------    --------------
           Deferred tax liability
              Accrual versus cash method                                              (14,000)
              Tax depreciation in excess of book                  (888,000)          (445,000)
              Undistributed earning of foreign investee                               (63,000)
                                                              ---------------    --------------
                   Total deferred tax liability                   (888,000)          (522,000)
                                                              ===============    ==============
              Net deferred tax assets                         $      -           $      -
                                                              ===============    ==============

11.      Commitment and Contingencies

         Employment Agreements. Mr. Faherty is employed by the Company as its Chairman and Chief Executive Officer pursuant to an amended Employment Agreement effective January 1, 1996. The agreement, as presently amended, provides for a base salary of $350,000, with any adjustments determined annually. The agreement has a six year term. In each year that the agreement is not terminated, the agreement's term is extended for five years from that anniversary date. The agreement provides for loans from the Company of up to $215,000, plus accrued interest. The agreement also provides for certain benefits including annual retirement benefits of not less than $100,000 (implemented by the Deferred Compensation Agreement described below). Mr. Faherty has waived his rights to a reimbursement for automobile costs for 1996.

         Effective December 31, 1995, Messrs. Graff and Nolan resigned as officers of the Company. Messrs. Graff and Nolan will receive $350,000 per annum payable in equal installments beginning January 1, 1996 through December 31, 1998. In the event the Company completes financing in excess of $20 million, each individual may require prepayment of the remaining balance due on their agreements. These costs were accrued as restructuring costs as of December 31, 1995 (See Note 14).

          Messrs. Graff and Nolan have loans outstanding with the Company which are required to be repaid during 1997 and 1998. Pursuant to the Fourth Amendment to Mr. Faherty's Employment Agreement, Mr. Faherty will repay his loan by December 31, 1997. All of the loans bear interest at the same rate the Company pays on its loan from its senior secured lender. At December 31, 1996, the interest rate was 9.25%.

         Each of these agreements prohibits the executive from competing with the Company for a specified period after termination of employment.

         Deferred Compensation. The estimated present value of future benefits is accrued over the period from the effective date of the agreements (October 1, 1992) until the expected retirement dates of the participants. The expense incurred for the year ended December 31, 1996, 1995 and 1994 amounted to $11,000, $66,000 and $66,000, respectively.

         Leases and Service Contracts. The Company leases its office facilities, satellite transponders and uplink and certain equipment. As of December 31, 1996, the aggregate minimum rental commitments under non-cancelable leases were approximately as follows:


                            Years Ending                                 Office               Satellite
     December 31               Total          Facilities and          Transponder
                                                Equipment              and Uplink
 ---------------------    ----------------   -----------------    ---------------------

     1997                  $    1,762,000     $       581,000      $         1,181,000
     1998                         671,000             502,000                  169,000
     1999                         571,000             477,000                   94,000
     2000                         461,000             461,000
     2001                         405,000             405,000
 Thereafter                       635,000             635,000
                          ================   =================    =====================
          Total           $     4,505,000     $     3,061,000      $         1,444,000
                          ================   =================    =====================


         Total expense under operating leases amounted to $3,220,000, $9,418,000 and $9,448,000 for the years ended 1996, 1995 and 1994, respectively.

         Neither The Adult Channel nor Eurotica have long term satellite arrangements. If either of these arrangements are terminated and the Company is unable to find a replacement satellite service, broadcast of the affected network may be interrupted or terminated.

         Contracts with Producers. The Company has entered into contracts with several major motion picture studios for the content on Cable Video Store. The Company has contributed all contract rights associated with Cable Video Store to the CVS Partners on March 6, 1996 (Note 2). The terms range from one to two months to obtain the rights to exhibit the movies or events licensed. Payment terms are based upon a percentage of the gross revenues, usually ranging from 35% to 50%.

         The Spice Networks, The Adult Channel and The Home Video Channel have entered into contracts with producers with terms ranging from one to two years which are on a flat fee basis. Also, the Company has contracted with several major adult motion picture producers. These contracts allow the Company to license world-wide pay-TV rights in perpetuity.

         Contracts with Cable Systems. The Company has entered into affiliation agreements with numerous cable systems in the United States. The contracts have terms ranging from one to ten years with the fees to the cable systems based upon a percentage of the subscriber gross revenues, as defined, in the respective agreements.

12.      Significant Customers

         Two cable operators accounted for approximately 17.6% and 9.0%, respectively, of revenues in 1996 and approximately 13.0% and 8.3%, respectively, in 1995 and approximately 12.9% and 10.5%, respectively, in 1994.

13.      Retirement Plan

         On January 13, 1993, the Company established a 401K tax deferred savings plan (the "Plan") for all employees of the Company on March 1, 1993. Employees are eligible to participate in the Plan after completing one year of service. Eligible employees may elect to contribute up to 15% of their annual compensation to the Plan, up to the maximum allowed by law. The Company declared for 1995 and 1994 a discretionary matching contribution equal to 25% of the amount of the salary reduction employees elect to defer, up to the firs 4% of compensation. For the years ended December 31, 1995 and 1994, the Company incurred a 401K contribution expense of approximately $42,000 and $19,000, respectively. The Company no matching discretionary contribution during the year ended December 31, 1996.

14.      Restructuring Reserve

         In December, 1995, the Company entered into a restructuring plan for certain operating units and its corporate management. Two executives, Mr. Mark Graff and Mr. Leland H. Nolan, also resigned as officers of the Company effective December 31, 1995. Messrs. Graff and Nolan have signed separation agreements (refer to Employment Agreements) which are in force through 1998.

         The accrued restructuring reserve is comprised of corporate level restructuring and the suspension of production activities formerly conducted by CPV. Each component involved contraction of the Company's workforce and facilities and other miscellaneous costs associated with the restructuring. The balances of each component at December 31, 1995 and 1996 were as follows:


                                             December 31,                             December 31,
                                                 1995            Cash Outflows            1996
                                            ----------------    -----------------    ----------------
          Corporate
                   Salaries                 $     2,750,000      $     1,301,000     $     1,449,000
                   Facilities and Other             250,000              179,000              71,000
          CPV
                   Salaries                         464,000              464,000                   0
                   Facilities and Other             191,000              191,000                   0
                                            ================    =================    ================
                            Total           $     3,655,000     $      2,135,000     $     1,520,000
                                            ================    =================    ================


         As a result of this restructuring, the Company took a pretax charge of $3,655,000 in 1995, including the separation costs for approximately 50 employees.

15.      Subsequent Events

         On January 11, 1997, as a result of Loral Skynet ("Loral") (which acquired AT&T's satellite business) losing contact with and declaring Telstar 401 permanently out of service, one of the Company's unprotected transponders on Telstar 402R was preempted by Loral and transferred to another Loral customer. This action has resulted in the permanent reduction of the Company's satellite transponder costs with Loral and caused the monthly payments to be reduced from $635,000 to $520,000 per month. In addition, the Company's capitalized satellite transponder costs and related obligation have been reduced by $9,655,000 and $10,026,000 respectively. As a result of this transaction, the Company will record a one-time gain of $361,000 in the month of January, 1997.

         On March 31, 1997, the Company amended the terms of the satellite transponder lease with Loral. The term of the agreement, which was to originally expire at the end of the satellite's useful life, was shortened to October 31, 2004. In consideration of the amendment the Company granted Loral the right to pre-empt one of the Company's transponders after September 1, 1997. As a result of the amendment, the lease will be classified as an operating lease on March 31, 1997 and will give rise to a non-recurring gain of approximately $1.6 million.

         On January 15, 1997 the Company negotiated an agreements with PNC and Darla L.L.C. ("Darla"), AS ASSIGNEE, which resulted in the replacement of its primary revolving credit line with PNC. PNC settled the outstanding balance of the credit line, totaling $14.6 million, for $9.6 million in cash, a new $400,000 term loan, and 600,000 warrants exercisable at $2.06 per share. The new PNC agreement canceled the 100,000 warrants previously issued to PNC which had an exercise price of $3.88 per share.

         The Darla agreement provided a term loan of $10.5 million, of which $9.6 million was used to satisfy the PNC settlement and $0.9 million which financed acquisition fees. Additionally, this agreement included a revolving line of credit totaling $3.5 million. The term loan and the credit line mature in 30 months. The loan bears interest at 5% over the Citibank prime rate but not less than 13%. Three percent of the interest may be accrued and added to the principal of the loan and will be forgiven if the Credit Facility is paid in full within two years.

         As part of the Darla transaction, the Company issued 24,250 shares of cumulative, convertible Series A Preferred Stock, with a $100 face and liquidation value per share and an 8.0% cumulative dividend to be paid at the Company's discretion. The Preferred Stock is convertible after two years into Common Stock of the Company at a 10% discount from the then current market price of the Company's Common Stock. The loan is secured by all the Company's assets including the stock of its subsidiaries, and the loan restricts payment of common stock dividends.


16.      Geographic Data

         Revenues, operating profits (loss) and identifiable assets by geographic area were as follows:

                              1996               1995                1994
                         ---------------    ----------------    ---------------
Revenues
    United States        $   26,000,000      $   32,939,000     $   34,530,000
    Europe                    7,213,000          10,353,000          8,702,000
                         ---------------    ----------------    ---------------
                         $   33,213,000      $   43,292,000     $   43,232,000
                         ===============    ================    ===============
Operating Profits (loss)
    United States        $    1,392,000        ($15,550,000)    $    2,511,000
    Europe                   (1,208,000)          1,830,000          2,539,000
                         ---------------    ----------------    ---------------
                         $      184,000        ($13,720,000)         5,050,000
                         ===============    ================    ===============

Identifiable Assets
    United States        $   73,755,000     $    81,529,000
    Europe                   15,557,000          17,670,000
                         ===============    ================
                         $   89,312,000     $    99,199,000
                         ===============    ================

SPICE ENTERTAINMENT COMPANIES, INC. and SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENT SCHEDULE



                                                                      Page
Schedule:                                                          Numbers(s)


II.           Valuation and Qualifying Accounts and Reserves           F-31




         All other schedules are omitted since the required information is not present or is not presented in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements.


                                                                                                                        SCHEDULE II

                                                SPICE ENTERTAINMENT COMPANIES, INC.

                                           VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                        for the years ended December 31, 1996, 1995 and 1994


                       Column A                             Column B          Column C           Column D           Column E
                       --------                             --------          --------           --------           --------

                                                           Balance at         Additions
                                                          Beginning of       Charged to                           Balance End
                                                             Period           Costs and                            of Period
                      Description                                             Expenses          Deductions
                                                          ---------------    --------------     --------------   ---------------
Fiscal year ended December 31, 1996
  Allowance for Doubtful Accounts                          $  1,178,000     $     832,000      $     274,000       $  1,736,000
                                                         ---------------    -------------      -------------     ---------------
                                                           $  1,178,000     $     832,000      $     274,000       $  1,736,000
                                                         ===============    ==============     ==============    ===============

Fiscal year ended December 31, 1995
  Allowance for Doubtful Accounts                         $     331,000     $     926,000      $      79,000       $  1,178,000
                                                         --------------     -------------      -------------     --------------
                                                          $     331,000     $     926,000      $      79,000       $  1,178,000
                                                         ===============    ==============     ==============    ===============


Fiscal year ended December 31, 1994
  Allowance for Doubtful Accounts                         $     244,000     $      98,000      $      11,000      $     331,000
                                                         --------------     -------------      -------------     --------------
                                                          $     244,000     $      98,000      $      11,000      $     331,000
                                                         ===============    ==============     ==============    ===============
