Form 10-K/A
period 1996-12-31
GRAFF PAY PER VIEW INC /DE/
filed 1997-05-06
CIK 839431

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


         Spice International is responsible for expanding the distribution of the Company's adult television networks and programming globally. In Europe, the Company operates and distributes two premium television networks, The Adult Channel, originated from the United Kingdom, and Eurotica, originated from Denmark (collectively the "European Networks"). The European Networks are distributed in the cable and direct-to-home ("DTH") markets. The Company's networks, through agreements with NetHold Electronic Media, B.V., United Philips Cable, Metromedia International Telecommunications and others, has distribution throughout Europe and are currently available in over 40 countries. The Company has expanded distribution into the Pacific Rim through agreements with Pay Per View Japan Inc., the first digital television program provider in Japan, and in Australia, with Northgate Communications Australia PY Ltd. ("Northgate"). Spice International is in discussions with various other parties for distribution of the Company's networks and programming in Latin America, the Pacific Rim and Asia.

         Spice Direct focuses on products and services marketed directly to consumers. Spice Direct, through agreements with third parties, provides merchandising and audiotext services promoted on the Spice Networks. It also operates CyberSpice, the Company's adult Internet website. Spice Direct, in a joint venture with Williams Worldwide, Inc., launched Williams Infomercial Network (the "Infomercial Network"), a 24-hour a day satellite delivered infomercial network featuring mainstream products and advertising. Spice Direct is also responsible for the productive utilization of the Company's transponder capacity and provides network playback and programming services to third parties.

         The Company owns one of the world's largest adult film libraries acquired under license and production agreements with third parties. The library is licensed both to affiliates and third parties.




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

         The following table sets forth the percentage of revenues contributed by each of the Company's operating units during each of the last three fiscal years:

                                                                     Year Ended December 31,
                                                            -------------------------------------------
                                                                1996            1995           1994
                                                            -------------    -----------    -----------
Spice Networks                                                   45.3%         43.0%          45.6%
Spice Direct                                                      5.5           6.1            3.2
Spice International                                              17.6          20.3           17.2
                                                            -------------    -----------    -----------
Total from Continuing Operations                                 68.4          69.4           66.0
Discontinued Operations (SEG)                                    19.1          15.2           14.6
Suspended/Terminated Operations (CVSP & CPV)
                                                                 12.5          15.4           19.4
                                                            -------------    -----------    -----------
Total Revenue                                                  100.0%         100.0%         100.0%
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



         The Company has been aggressively promoting the Spice brand name and developing cost effective means of building brand identity. The logo was completely redesigned and new programming was produced for use between the showing of feature movies in 1995. To garner nationwide brand recognition among its affiliates and viewers, Spice is conducting a nationwide "Search for the Spice Girl 1997" contest. Local contests are being held in major markets nationwide with a national contest to be held in New York City. The first two contests had extensive media coverage and demonstrated the strength of the Spice brand name.


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


         In Eastern Europe, the Company has entered into agreements with affiliates of Metromedia International Telecommunications ("Metromedia") for distribution of The Adult Channel and Eurotica in several eastern European Countries including Romania, Slovenia, Belarus and Russia. Under these agreements, The Adult Channel is included in the basic programming tier and Eurotica will be available as a pay-per-view service when the technology is made available. The recent devaluation of the Romanian currency will adversely impact the Company's revenues from this country. The Canal Plus takeover of NetHold has led to that company's discontinuation of its Central European marketing and Subscriber Management Services, which NetHold had provided to HVC under contract. HVC is now appointing sales agents throughout Central Europe and will provide its own Subscriber Management Services.


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

SPICE DIRECT


         Spice Direct is responsible for the Company's direct marketing of products and services to consumers, operating the Infomercial Network and CyberSpice, as well as arranging for the productive use of the Company's transponder capacity and providing network playback services and programming to third parties.


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


         The Company has long term production agreements with VCA Labs, Inc. ("VCA") and Coastline Films, Inc. and more limited production agreements with other adult film producers including Sin City Entertainment, Inc., Wicked Pictures, Thomas Paine Productions and Plush. VCA supplies approximately one-fourth of the adult films which are licensed under production agreements. Coastline had supplied two to three movies per month pursuant to a one year 24 picture production agreement which expires April, 1997. The Company has also entered into production agreements with foreign producers as part of the Company's strategy to globalize its programming and to meet local content requirements.


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


         The Home Video Channel, Ltd. ("HVC") had a contract with Societe Europeenne des Satellites S.A. ("SES"), the owner of the Astra 1C satellite providing transmission services for The Adult Channel, through January 1997. The footprint of the satellite is Western Europe. This arrangement was replaced with an agreement effective February 1, 1997 with Filmnet A.B. who subleased a transponder from SES for the four hours a day that The Adult Channel is broadcast. The agreement is terminable upon three months prior written notice by either party.


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


         As discussed above, the Company's domestic network signals are encrypted and digitally compressed using VideoCipher II encoders (manufactured by General Instruments) which is currently the industry standard scrambling technology. The Company leased a General Instruments encoder and 1,210 decoders from Vendor Capital Group. The decoders were then provided to Spice Networks affiliates. The European Networks use the Videocrypt system developed by News Datacom Limited. The Company plans to switch to scrambling technology from Satellite Encryption Services Ltd., which distributes the Sky Card. This technology is more secure and the Sky Card is more widely used then the existing system used by the European Networks.


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


         The Company reached an agreement in November, 1996 with IBM and ICC and entered into a superseding equipment lease agreement. Under the agreement ICC provided an additional $525,000 of financing which the Company used to purchase video file servers and tape archives from Digital Equipment Corporation ("DEC"). IBM and ICC agreed to reduce the monthly lease payments to $37,000 per month and the Company began making lease payments in February, 1997. The Company is currently using the Operations Facility to playback three of its own networks and two networks for EMI.


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


         Pursuant to a Loan and Security Agreement dated January 15, 1997, which was assigned to Darla L.L.C. ("Darla"), Darla provided a credit facility (the "Darla Credit Facility") to the Company consisting of a $10.5 million term loan and a revolving Credit Facility of up to $3.5 million. The term loan was used to satisfy the $9.6 million cash payment provided for under the PNC Settlement Agreement and to pay the loan commitment fee. The Darla Credit Facility matures in 30 months with quarterly amortization totaling $2.5 million of the principal in the last year of the loan. The loan bears interest at 5% over the Citibank prime rate but not less than 13%. Three percentage points of the interest may be accrued and added to the principal of the loan and will be forgiven if the Darla Credit Facility is paid in full within two years. As of March 31, 1997, the Company has drawn down approximately $1.8 million of the revolving Darla Credit Facility.


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

         The Company, through a wholly-owned subsidiary, was a defendant in
Monopoli Studio, Inc., et. al. v.Cinema Products Video, Inc., et. al.   The
District Court action was dismissed.

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

ITEM 6.  Selected Financial Data

         The following table is a summary of selected financial data for the Company for the periods indicated, which has been restated for discontinued operations:



For the Years ended December 31                    1996            1995            1994            1993            1992
-----------------------------------------------------------------------------------------------------------------------------
Revenues:                                      $33,213,000    $   43,292,000    $ 43,232,000    $ 20,528,000     $ 15,045,000
                                               --------------  ---------------  ------------   --------------- --------------
Operating expenses:
  Cost of goods of sold
                                                    94,000           196,000         123,000         329,000         453,000
  Salaries, wages and benefits                   7,592,000         9,722,000       6,665,000       4,318,000       2,543,000
  Producer royalties and library amortization    5,481,000         6,662,000       7,096,000       4,075,000       3,374,000
  Satellite costs                                1,884,000        10,191,000       9,670,000       5,985,000       3,363,000
  Selling, general and administrative           11,354,000        17,646,000      13,472,000       7,719,000       3,956,000
  Depreciation and amortization of fixed
    assets and goodwill                          7,499,000         2,063,000       1,156,000         465,000         181,000
  Provision for write-downs and non-recurring items:
     Investment in American Gaming Network        (875,000)        2,039,000
     Goodwill related to Guest Cinema, Inc.                          871,000
     Film and CD-ROM costs                                         3,967,000
     Restructuring charges                                         3,655,000
                                            --------------     --------------  --------------  --------------  --------------
  Total operating expenses                      33,029,000        57,012,000      38,182,000      22,891,000      13,870,000
                                            --------------     --------------  --------------  --------------  --------------
Operating income (loss)                            184,000       (13,720,000)      5,050,000      (2,363,000)      1,175,000
Interest expense                                 6,418,000           914,000         299,000         289,000         174,000
Minority interest                               (1,062,000)                          500,000
                                               --------------  --------------  --------------  --------------  --------------
Income (loss) from continuing operations
  before provision for income taxes and equity
  in undistributed earnings                     (5,172,000)      (14,364,000)      4,251,000      (2,652,000)      1,001,000
   Income tax (benefit) provision                  192,000           734,000       1,298,000         (54,000)         83,000
                                              --------------  --------------   --------------  --------------   -------------
Income (loss) from continuing operations
  before equity in undistributed earnings       (5,364,000)      (15,368,000)      2,953,000      (2,598,000)        918,000
Equity in the undistributed earnings of
  HVC, net of the amortization of goodwill                                                             4,000
                                               --------------  --------------- --------------- ---------------  -------------
  Income (loss) from continuing operation       (5,364,000)      (15,368,000)      2,953,000      (2,594,000)        918,000
                                               -------------- ---------------  --------------- ---------------   ------------
Discontinued operations:
  Income from discontinued operations of SEG        35,000           242,000         213,000         225,000         309,000
  Loss on disposal of SEG                       (2,571,000)
                                               --------------  --------------- --------------- --------------- ---------------
  Income (loss) from discontinued operations    (2,536,000)          242,000         213,000         225,000         309,000
                                               --------------  --------------- --------------- --------------- ---------------
Net income (loss)                              ($7,900,000)      (15,126,000)      3,166,000     ($2,369,000)      1,227,000
                                               ==============  =============== =============== =============== ===============
Earnings (loss) per share of common stock
Primary
Income from continuing operations                   ($0.48)           ($1.31)          $0.25          ($0.29)          $0.10
Discontinued operations                              (0.22)             0.02            0.02            0.03            0.03
                                              ==============  ==============   =============  =============== ===============
Net income                                          ($0.70)           ($1.29)          $0.27          ($0.26)          $0.13
                                               ==============  ==============  ============== =============== ===============

Fully diluted
Income from continuing operations                   ($0.48)           ($1.31)          $0.24          ($0.29)          $0.09
Discontinued operations                              (0.22)             0.02            0.02            0.03            0.03
                                               --------------   ------------   -------------   -------------   --------------
Net income                                          ($0.70)           ($1.29)          $0.26          ($0.26)          $0.12
                                               ==============  ==============  ============== ===============  ==============

Cash dividends declared per common share                None            None            None           None            None
                                               ==============  ==============  ==============  ============== ===============
Weighted average number of shares outstanding:
     Primary
                                                 11,351,000       11,747,000       11,909,000       8,954,000       9,662,000
                                               ==============  ==============  ==============  ============== ===============
     Fully diluted
                                                 11,351,000       11,747,000       12,215,000       8,954,000      10,029,000
                                               ==============  ==============  ==============  ============== ===============
As of December 31,
-----------------------------------------------------------------------------------------------------------------------------
Total assets                                     89,312,000       99,199,000       37,458,000      21,221,000      10,125,000
                                               --------------  --------------  --------------  -------------- ---------------
Current portion of long-term debt and
  obligations under capital leases                5,743,000        5,623,000        3,702,000         446,000       1,073,000
                                               --------------  --------------  --------------  -------------- ---------------
Long-term debt and obligations
  under capital leases less current portion      68,411,000       71,311,000        1,049,000       1,608,000         300,000
                                               --------------  --------------  --------------  -------------- ---------------
Shareholders' equity                         $    2,294,000    $   8,069,000       23,460,000       8,583,000       4,255,000
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

         In the United Kingdom, two new competing adult services were launched in the fourth quarter of 1995. The new adult services compete directly with The Adult Channel, the Company's United Kingdom satellite delivered adult network. In addition, in the second half of 1995, The Adult Channel switched satellites to a satellite which could not be viewed by many of its existing subscribers without the purchase of new equipment. These two factors have resulted in a decline in revenues of approximately $3.6 million for the year ended December 31, 1996, as compared to the same period in 1995


         Revenues from the Spice Networks cable market increased by approximately $1.8 million for the year ended December 31, 1996, as compared to the same period in 1995, a gain of approximately 12.5%. The Company increased the number of addressable households with access to the Spice Networks at December 31, 1996 by approximately 20% over the number of such addressable households at December 31, 1995. The percentage increase in addressable subscribers did not translate into the same percentage increase in revenues due to normal delays in realizing revenues from new subscribers and a reduction in the Company's share of revenues (referred to as license fees in the Company's agreements with cable operators) from cable sales of the Spice Networks. This reduction in license fees is a result of increased competition in the Company's market segment and the growing concentration in the ownership of cable systems by multiple system operators ("MSOs"). Management expects this downward trend to slow and for license fees to stabilize.


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


         On March 31, 1997, the Company amended the terms of the satellite transponder lease with Loral (which acquired AT&T's satellite business). As a result of the amendment, the lease will be reclassified to an operating lease on March 31, 1997 and will give rise to a non-recurring gain in 1997 of approximately $2.0 million as compared to a $2.0 million charge to income in excess of the lease payments in 1996.


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


         Salaries. Salaries, wages and benefits from continuing operations increased by approximately $3.1 million for the year ended December 31, 1995 over the similar period in 1994. The increase resulted primarily from higher levels of staffing believed necessary to maintain and increase the Company's subscriber base, explore new network opportunities, produce CD-ROMs and the Company's on-line service and explore other business opportunities such as video dial tone delivery systems and international ventures.


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


         Royalties. Producer royalties and library amortization from continuing operations decreased by approximately $0.4 million from 1994 to 1995. The decline was primarily attributable to a decline in royalties payable to the studios attributable to the decrease in Cable Video Store network revenues.

         Satellite Expense. Satellite costs from continuing operations, which include satellite transponder, playback and uplink costs, increased by approximately $0.5 million for the year ended December 31, 1995, as compared to the same period of the prior year. On May 31, 1995, the Company terminated its domestic transponder lease agreement with TVN. On April 1, 1995, AT&T began providing transponder services to the Company at a more economic rate. The Company launched a new European network which required a transponder. The decrease in domestic satellite transponder costs was offset by the addition of the new European transponder.

         Commencing December 1995, the Company began utilizing five transponders pursuant to a Transponder Services Agreement with AT&T which has been accounted for as a capital lease.

         Selling, General and Administrative. Selling, general and administrative costs from continuing operations increased by approximately $4.2 million in the year ended December 31, 1995, as compared to the same period of the prior year. The increase was attributable to, among other items, the exploration of international and new network opportunities, improving the on-air images of the Company's networks, additional marketing, advertising and sales promotion undertaken to both maintain and increase the networks' subscriber bases and additional overhead due to the expansion of corporate headquarters. During 1995, the Company heavily promoted its adult services to combat new competition from other networks.


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


         Bad debt expense increased by approximately $0.9 million in 1995 versus 1994. The increase is primarily attributable to a provision for doubtful accounts on a receivable owed to the Company by XTV Television, Inc. ("XTV"). The Company has a distribution agreement with XTV pursuant to which XTV distributes the Spice Networks in combination with XTV's two explicit adult services in the C-band DTH market. In addition MLI has licensed adult movies to XTV. Due to increased competition in XTV's market, XTV informed the Company that it was experiencing financial difficulty and as a result ceased paying the Company its distribution fee commencing in the third quarter of 1995. By year end, XTV owed the Company $0.8 million in past due distribution fees and unpaid movie license fees. The Company is pursuing collection of these amounts but has established a reserve against these amounts aggregating $0.8 million.

       Depreciation of Fixed Assets and Amortization of Goodwill. Depreciation of fixed assets and the amortization of goodwill from continuing operations increased by approximately $0.9 million for the year ended December 31, 1995 as compared to 1994. The increase is primarily due to the increased ownership of HVC resulting from the purchase of the remaining 49% for $6.7 million in cash and stock on August 1, 1994. The excess of the purchase price over the fair market value of the net assets acquired is being amortized utilizing the straight-line method over twenty years. Also contributing to the increase was depreciation incurred on new capital improvements for the expansion of the Company's corporate headquarters, which are being amortized using the straight-line method over the life of the lease.

      Interest Expense. Interest expense from continuing operations has increased by approximately $0.6 million for the year ending December 31, 1995 as compared to the same period in 1994. The increase is primarily due to additional borrowings of $12.3 million during 1995 under the revolving line of credit.


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


         Net cash provided by operating activities of continuing operations was approximately $3.0 million for the year ended December 31, 1996, compared to $0.5 million for the year ended December 31, 1995 and a use of cash in operating activities of approximately $3.2 million for the year ended December 31, 1994. In 1996 and 1995 the cash from operating activities was primarily the result of non-cash adjustments to net income which more than offset net losses for the period. The principal adjustments in 1996 were depreciation and amortization of fixed assets, goodwill and the library as well as a decrease in the accounts receivable and the loss from the discontinued operations. Offsetting these sources of cash were a reduction of subscription revenues received in advance and the allocation of losses to the minority partner of CVSP in 1996, as well as payments of accrued restructuring charges. Principal adjustments in 1995 were the restructuring charges, provision for write-down of investments and bad debts, amortization and depreciation of fixed assets, film costs, library of movies, and goodwill, together with an increase in accounts payable and royalties payable, offset by an increase in film costs. The net cash used in operating activities in 1994 was primarily attributable to the non-cash adjustments to net income which more than offset net income for the period. The principal adjustments in 1994 were increases in the accounts receivable, CD-ROM costs and decreases in royalties payable offset by amortization of film and CD-ROM costs.

         Net cash used in investing activities of continuing operations was approximately $0.2 million for the year ended December 31, 1996, compared with approximately $10.4 million for the year ended December 31, 1995 and $4.4 million for the year ended December 31, 1994. The decrease in net cash used in investing activities in 1996 as compared to 1995 was primarily attributable to significant declines in the purchase of property and equipment and proceeds from the sale of the Company's investment in TeleSelect as compared to investments in TeleSelect in 1995. The increase in net cash used in investing activities in 1995 as compared to 1994 was primarily attributable to greater investments in fixed assets and library of movies in 1995 as compared to 1994.

         Net cash used in financing activities of continuing operations was approximately $1.4 million for the year ended December 31, 1996, compared with cash provided by financing activities of approximately $10.3 and $6.7 million for the years ended December 31, 1995 and 1994. The decrease in cash from financing activities is primarily attributable to payments of the PNC debt ($1.0 million) as compared to borrowings from PNC in 1995. Also contributing to the decline in cash from financing activities was the treatment of the AT&T lease in 1996 as a capital lease as compared to an operating lease in 1995. Offsetting these declines in 1996 was a capital contribution by a minority partner to CVS Partners and borrowings under the IBM lease. The increase in cash provided from financing activities in 1995 as compared to 1994 was the increased borrowings from PNC in 1995 as compared to 1994. Offsetting the increase in cash from PNC borrowings was a reduction of proceeds from the issuance of common stock and warrants and a capital contribution in 1994 related to the AEC merger.


Item 8.    Financial Statements and Supplementary Data


           The information required by this Item is included at Pages F-1 through F-30.


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

     Name                   Age     Position, Occupation and Business Experience
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


R. Christopher Yates       54       Director.  Mr. Yates was elected a Director
                                    of the Company on July 23, 1996. He has been the Chief Executive Officer of HVC since HVC's 1989 formation. Since the end of 1994, HVC has been a wholly-owned subsidiary of the Company. Prior to 1989, he was the Chief Executive of Cabletel
                                    Communications Ltd. which was owned by the Ladbroke Group PLC and Comcast
                                    Communications Inc. and operated a fully interactive cable system in West London.
                                    Mr. Yates is also a founding member of
                                    the Cable Television Association in the
                                    U.K. and has served in various capacities with that organization.


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

                           Summary Compensation Table


                                        Annual Compensation                            Long-Term Compensation
                                ------------------------------------    ------------------------------------------------------

                                                           Other         Restricted      Securities
                                                           Annual          Stock        Underlying              All Other
         Name and                            Salary      Compensation      Awards          Options             Compensation16
    Principal Position           Year         ($)           ($)             ($)             (#)                    ($)
----------------------------    --------    ---------    -----------    ------------   --------------        -----------------
J. Roger Faherty                 1996       358,077        44,071     1                    38,500       5         12,954
  Chairman and Chief             1995       421,539        58,298     1                   435,585       6         19,909
  Executive Officer              1994       400,000        67,667     1                                           12,432

Edward M. Spector*               1996       341,250                   2                                 7         15,371
  Director, Former Chief         1995        80,769
  Operating Officer &            1994
President

R. Christopher Yates,            1996       348,032        42,442     3                   38,407        8         43,535
  Director, President            1995       378,013                   2                   38,000        9         43,997
Spice                            1994       264,699                   2                                           31,783
  International

Steve Saril                      1996       200,000                   2                   70,000       10            462
  Director, Senior Vice          1995       193,462                       345,000    4    70,000       11          1,435
  President  Sales &             1994       177,500                                       50,000       12          1,500
Marketing

Harlyn C. Enholm                 1996       148,900                   2                   18,962       13
  Executive Vice President,      1995
  Chief Financial Officer        1994

Daniel J. Barsky                 1996       150,000                   2                   45,000       14            667
  Senior Vice President,         1995       142,500                        233,000   4    20,000       15            811
  General Counsel, &             1994                                                     20,000       15
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

3) Mr. Yates' other annual compensation consists of auto operating expenses of $12,499, premiums paid on a long-term disability policy of $3,937 and deferred compensation of $26,006.

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

7) Mr. Spector was granted 17,500 options on August 13, 1996 with an exercise price of $2.75 and 17,500 options on December 13, 1996 with an exercise price of $1.75. These options were canceled as part of the SEG Settlement Agreement

8) Mr. Yates' securities underlying options for 1996 include (i) 18,589 options granted on August 13, 1996 with an exercise price of $2.75 and
    (ii) 19,818 options granted on December 13, 1996 with an exercise price of $1.75.

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


11) Mr. Saril's securities underlying options for 1995 include 10,000 options granted on May 12, 1995 which were repriced on December 11, 1995. 50,000 options granted on January 6, 1995 were also repriced on December 11, 1995.


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

16) The amount paid by the Company for Messrs. Faherty, Yates, Spector, Saril and Barsky for premiums for life insurance and for employer contributions to the 401(k) Plan, or with respect to Mr. Yates, a pension plan was as follows:

                                                                Life Ins.     401(k), Pension Plan
           Name                                    Year          Premiums         Contributions
           -----                                   -----         ---------     --------------------
   J. Roger Faherty                                1996           12,088                 866
                                                   1995           17,599               2,310
                                                   1994           10,122               2,310

   R. Christopher Yates                            1996            6,131              37,404
                                                   1995            6,196              37,801
                                                   1994            5,323              26,460

   Edward M. Spector                               1996           15,371
                                                   1995
                                                   1994

   Steve Saril                                     1996                                 462
                                                   1995                               1,435
                                                   1994                               1,500

   Daniel J. Barsky                                1996              436                231
                                                   1995              436                375
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


         The Plans are currently administered by the Stock Option Committee consisting of three non-employee directors (the "Committee"). In general, the Committee has the responsibility to select the persons to whom options will be granted and will determine, subject to the terms of the Plan, the number, the exercise period, vesting schedule and other provisions of such options.


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


         The Directors Plan, as amended, provides for the automatic annual issuance of 10,000 options to each non-employee director on the last business day of the calendar year. The exercise price of options issued under the Directors' Plan is equal to the closing price of the Company's common stock on the date of grant. In 1996, 10,000 options were issued to each of Messrs. Ericson, Nolan and Miller non-employee directors who are also the Stock Option Committee members.


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




                                  Aggregate Options Exercised in Last Fiscal Year
                                             and Year End Option Value
----------------------------------------------------------------------------------------------------------------------
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


     Compensation Interlocks and Insider Participation. Since 1994, recommendations relating to executive compensation have been made by the Company's Compensation Committee to the Board of Directors. The Compensation Committee members currently are Messrs. Ericson, Miller and Nolan, non-employee Directors of the Company. Mr. Nolan resigned as an officer of the Company on December 31, 1995.

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

 Executive Officers,                           Shares              Percentage of
 Directors and 5%                          Beneficially        Shares Outstanding
 Shareholders                                Owned                   (1)
------------------------                -----------------      -------------------
 J. Roger Faherty (2)                     1,025,297      (7)(8)       8.5
 Mark Graff       (3)                     1,043,066      (9)          8.7
 Leland H. Nolan  (2),                      976,442      (10)(11)     8.1
 Dean R. Ericson  (4)                        36,000      (12)         0.3
 Rudy R. Miller   (5)                         5,000      (13)         0.0
 Steve Saril      (2)                       265,067      (14)         2.3
 R. Christopher
    Yates         (6)                       385,762      (15)         3.4
 Harlyn C. Enholm (2)                         4,741      (16)         0.0
 Daniel J. Barsky (2)                        70,750      (17)         0.6
 All directors and executive officers
  as a group (10 persons)                 3,950,124                  33.2%



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


(15)     Includes 14,351 shares issuable upon exercise of options.


(16)     Includes 4,741 shares issuable upon exercise of options.

(17) Includes 43,750 shares issuable upon exercise of options and 27,000 shares of Restricted Stock.

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

         (b)  Reports on Form 8-K  None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, Spice Entertainment Companies, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 15, 1997


                                      SPICE ENTERTAINMENT COMPANIES, INC.

                                      By:    /s/ J. ROGER FAHERTY
                                            _____________________
                                            J. Roger Faherty
                                            Chairman, Chief Executive
                                            Officer, President and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Spice Entertainment Companies, Inc. and in the capacities and on the date indicated.

/s/ LELAND H. NOLAN                 Director                   April 15, 1997
-------------------
Leland H. Nolan


/s/ DEAN ERICSON                    Director                   April 15, 1997
----------------
Dean Ericson


/s/ STEVE SARIL                     Director                   April 15, 1997
----------------
Steve Saril

/s/ RUDY R. MILLER                  Director                   April 15, 1997
------------------
Rudy R. Miller

/s/ R. CHRISTOPER YATES             Director                   April 15, 1997
---------------------------
R. Christopher Yates


PRINCIPAL FINANCIAL AND
ACCOUNTING OFFICER:

/s/ HARLYN C. ENHOLM                Executive Vice             April 15, 1997
---------------------------         President and
Harlyn C. Enholm                    Chief Financial Officer
                                    and Chief Accounting Officer

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
                                                                 ===============    ================    ===============

Notes to Primary Earnings per Share:
(1) Represents the number of common shares outstanding during the period in connection with the modified treasury stock method

(2) The common shares assumed to be repurchased under the modified treasury method are as follows:

     Average price per common share during the period                                                         $8.54
                                                                                                       ===============
     Proceeds from exercise of options and warrants                                                   $  10,830,577
                                                                                                       ===============
     Common shares repurchased                                                                            1,268,217
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
                                                                                                        ===============

                                                               Exhibit 12.01

                       SPICE ENTERTAINMENT COMPANIES, INC.

                         Subsidiaries of the Registrant


                                                        State or Jurisdiction of
                     Subsidiary                              Incorporation
-----------------------------------------------------     ----------------------

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

Spice Entertainment Companies, Inc. and Subsidiaries

    Reports of Independent Accountants

    Consolidated Balance Sheets at
     December 31, 1996 and 1995

     Consolidated Statements of Operations
      for the years ended December 31, 1996,
      1995 and 1994

    Consolidated Statements of Stockholders'
     Equity for the years ended
     December 31, 1996, 1995, and 1994

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


GRANT THORNTON LLP

New York, New York
March 31, 1997

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors of Spice
Entertainment Companies, Inc.
(formerly Graff Pay-Per-View Inc.):



         We have audited the consolidated financial statements and the financial statements schedule II of SPICE ENTERTAINMENT COMPANIES, INC. and Subsidiaries (the "Company") (formerly Graff Pay-Per-View Inc.) for the years ended December 31, 1995 and 1994. These financial statements and financial statements schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We did not audit the financial statements or the financial statement schedule information of Spector Entertainment Group, Inc. a wholly-owned subsidiary, for December 31, 1994 which has been treated as a discontinued operation. These statements were audited by other auditors, whose report dated March 30, 1995, which has been furnished to us, includes an emphasis of a matter paragraph that describes the subsidiaries extensive transactions and relationships with related parties. Our opinion, insofar as it relates to the amounts included for Spector Entertainment Group, Inc. is based solely on the report of the other auditors.

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

         In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 1995, and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. In addition, in our opinion, based upon our audits and the report of the other auditors, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole present fairly, in all material respects, the information required to be included therein.




COOPERS & LYBRAND L.L.P.


New York, New York
March 8, 1996 except for
Note 2 as to which
the date is
April 3, 1996.

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

PRICE WATERHOUSE, LLP

San Diego, California
March 30, 1995

SPICE ENTERTAINMENT COMPANIES, INC. and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS




                                                                              December 31,                  December 31,
                                                                                  1996                          1995
                                                                   ------------------------------------    ----------------
                                                                     Historical           Pro forma
                                                                   ----------------    ----------------
                                                                                         (unaudited)
                                                                                          (Note 15)
                             ASSETS:
Current assets:
     Cash and cash equivalents                                     $     2,663,000     $   2,663,000     $     1,292,000
     Accounts receivable, less allowance for doubtful accounts of
        $1,736,000 in 1996 and $1,178,000 in 1995                        4,801,000         4,801,000           7,523,000
     Income tax refunds receivable                                          28,000            28,000             495,000
     Film and CD-ROM costs, net                                               -                 -                400,000
     Prepaid expenses and other current assets                           1,325,000         1,222,000           2,269,000
     Deferred subscription costs                                           132,000           132,000             511,000
     Due from related parties and officers                                  23,000            23,000             262,000
     Investment in TeleSelect, asset held for sale                            -               -                3,177,000
     Net assets of discontinued operations                               2,550,000         2,550,000           2,329,000
                                                                   ----------------    ----------------    ----------------
                    Total current assets                                11,522,000        11,419,000          18,258,000
Property and equipment                                                  61,948,000         8,581,000          66,556,000
Due from related parties                                                   294,000           294,000              87,000
Library of movies                                                        3,797,000         3,797,000           2,990,000
Cost in excess of net assets acquired, net of accumulated
  amortization of $1,931,000 in 1996 and $1,267,000 in 1995             11,399,000        11,399,000          10,961,000
Other assets                                                               352,000           726,000             347,000
                                                                   ---------------      ---------------    ----------------
                    Total assets                                   $    89,312,000      $ 36,216,000      $   99,199,000
                                                                   ================    ================    ================
              LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
    Current portion of obligations under capital leases            $     4,926,000     $     828,000           3,978,000
    Current portion of long-term debt                                      817,000           817,000           1,645,000
    Royalties payable                                                    2,322,000         2,322,000           2,611,000
    Accounts payable                                                     2,319,000         4,224,000           3,305,000
    Accrued interest expenses payable                                    1,118,000                               198,000
    Accrued cost of discontinued operations                              1,800,000         1,800,000
    Accrued expenses payable                                             2,395,000         2,715,000           1,892,000
    Current portion of accrued restructuring costs                         820,000           820,000           2,205,000
    Deferred subscription revenue                                        1,121,000         1,121,000           2,337,000
                                                                   ----------------    ----------------    ----------------
                    Total current liabilities                           17,638,000        14,647,000          18,171,000
Obligations under capital leases                                        53,759,000         1,707,000          56,230,000
Long-term debt                                                          14,652,000        10,931,000          15,081,000
Accrued restructuring costs                                                700,000           700,000           1,450,000
Deferred compensation                                                      269,000           269,000             198,000
                                                                   ----------------    ----------------    ----------------
                    Total liabilities                                   87,018,000        28,254,000          91,130,000
                                                                   ----------------    ----------------    ----------------
Commitments and contingencies (Note 11)
Stockholders' equity
  Preferred stock, $.01 par value; authorized
  10,000,000 shares, none were issued or
  outstanding Common stock, $.01 par value;
  authorized 25,000,000 shares; 11,339,948 and
  11,357,928 shares issued and outstanding at
  December 31, 1996 and 1995                                               113,000           113,000             114,000
    Additional paid-in capital                                          22,645,000        26,174,000          22,997,000
    Unearned compensation                                                 (765,000)         (765,000)         (1,323,000)
    Accumulated deficit                                                (21,338,000)      (19,199,000)        (13,438,000)
    Cumulative translation adjustments                                   1,639,000         1,639,000             210,000
                                                                   ----------------    ----------------    ----------------
                                                                         2,294,000         7,962,000           8,560,000
    Stockholders' loan collateralized by common stock                       -                   -               (491,000)
                                                                   ----------------    ----------------    ----------------
                    Total stockholders' equity                           2,294,000         7,962,000           8,069,000
                                                                   ----------------    ----------------    ----------------
                    Total liabilities and stockholders' equity     $    89,312,000      $ 36,216,000      $   99,199,000
                                                                   ================    ================    ================
              The accompanying notes are an integral part of these consolidated financial statements.



SPICE ENTERTAINMENT COMPANIES, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS




                                                                       Years Ended December 31,
                                                            -----------------------------------------------
                                                                1996             1995             1994
                                                            -------------    -------------    -------------

Revenues:                                                   $ 33,213,000     $  43,292,000     $ 43,232,000
                                                            -------------    -------------    -------------






Expenses:
     Cost of goods sold                                           94,000           196,000          123,000
     Salaries, wages and benefits                              7,592,000         9,722,000        6,665,000
     Producer royalties and library amortization               5,481,000         6,662,000        7,096,000
     Satellite costs                                           1,884,000        10,191,000        9,670,000
     Selling, general and administrative expenses             11,354,000        17,646,000       13,472,000
     Depreciation of fixed assets and amortization of
       goodwill                                                7,499,000         2,063,000        1,156,000
     Provision for write-downs and non-recurring items:
       Investment in AGN                                       (875,000)         2,039,000
       Goodwill related to Guest Cinema                                            871,000
       Write-down of film & CD-ROM costs                                         3,967,000
       Restructuring costs                                                       3,655,000
                                                            -------------    -------------    -------------
              Total operating expenses                       33,029,000         57,012,000       38,182,000
                                                            -------------    -------------    -------------
              Total income (loss) from operations               184,000        (13,720,000)       5,050,000



Interest expense                                              6,418,000            914,000          299,000
Minority interest                                            (1,062,000)                            500,000
                                                            -------------    -------------    -------------
Income (loss) from continuing operations before
  provision for income taxes                                 (5,172,000)       (14,634,000)       4,251,000


Provision for income taxes                                      192,000            734,000        1,298,000
                                                            -------------    -------------    -------------
             Income (loss) from continuing operations        (5,364,000)       (15,368,000)       2,953,000
                                                            -------------    -------------    -------------

Discontinued operations, net of income taxes
  Income from discontinued operations of SEG                     35,000            242,000          213,000
  Loss on disposal of SEG                                    (2,571,000)
                                                            -------------    -------------    -------------
             Income (loss) from discontinued operations      (2,536,000)           242,000          213,000
                                                            -------------    -------------    -------------
Net income (loss)                                           ($7,900,000)      ($15,126,000)       3,166,000
                                                            =============    =============    =============


Earnings (loss) per share,
  Primary
    From continuing operations                                   ($0.48)            ($1.31)           $0.25
    Discontinued operations                                       (0.22)              0.02             0.02
                                                            -------------    -------------    -------------
      Earnings (loss) per common share                           ($0.70)            ($1.29)           $0.27
                                                            =============    =============    =============
  Fully diluted
    From continuing operations                                   ($0.48)            ($1.31)           $0.24
    Discontinued operations                                       (0.22)              0.02             0.02
                                                            -------------    -------------    -------------
      Earnings (loss)  per common share                          ($0.70)            ($1.29)           $0.26
                                                            =============    =============    =============

Weighted average number of shares outstanding,
  Primary                                                     11,351,000        11,747,000       11,909,000
                                                            =============    =============    =============

  Fully diluted                                               11,351,000        11,747,000       12,215,000
                                                            =============    =============    =============


The accompanying notes are an integral part of these consolidated financial statements.


SPICE ENTERTAINMENT COMPANIES, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                  Years Ended December 31, 1996, 1995 and 1994
                                      ---------------------------------------------------------------------------------------------
                                                                                            Foreign
                                                    Additional                              Currency
                                      Common        Paid-in      Unearned     Accumulated  Translation      Stock in
                                       Stock        Capital     Compensation    Deficit     Adjustment      Treasury       Total
                                   ----------    -----------    ------------ ------------   -----------    ----------  ------------
Balance at January 1, 1994         $98,000     $  9,607,000     $   -         ($997,000)    ($23,000)      ($50,000)    $8,635,000
Issuance of shares in connection
  with the purchase of 100%
  interest in PSP Holding Inc.
  ("PSP") and PSP Communications     1,000        1,046,000                                                              1,047,000
Exercise of warrants in
  connection with the private
  placement offering of 500,000
  units and other warrants           6,000        2,602,000                                                              2,608,000
Exercise of employee stock
  options                                            64,000                                                                 64,000
Shares issued in connection with a
  conversion of a convertible note   1,000          418,000                                                                419,000
Capital contribution in
  connection with the merger
  of AEC                                          1,165,000                                                              1,165,000
Issuance of shares as
  compensation for
  services rendered                                  37,000                                                                 37,000
Contributed services by AEC
  shareholders                                      278,000                                                                278,000
Sale of treasury stock                               76,000                                                  50,000        126,000
Issuance of shares in connection
  with the purchase of the
  remaining 49% interest in HVC      6,000        5,595,000                                                              5,601,000
Net income for the year                                                       3,166,000                                  3,166,000
Foreign currency translation
  adjustment                                                                                 315,000                       315,000
                                   ----------    -----------    ------------ ------------   -----------    ----------  ------------
Balance at December 31, 1994       112,000       20,888,000                -  2,169,000      292,000         -          23,461,000
Shares issued in connection with
  the exercise of employee options                   32,000                                                                 32,000
Shares issued in connection with
  the settlement of a consultancy
  agreement                                         224,000                                                                224,000
Contributed services by
  shareholders                                       46,000                                                                 46,000
Capital contribution in
  connection with AEC Merger                         26,000                                                                 26,000
Restricted stock granted to
  executive officers                 2,000        1,524,000     (1,323,000)                                                203,000
Distribution by SEG to its
  former shareholders                                                          (481,000)                                  (481,000)
Shares issued as compensation
  for services rendered and
  bonuses to employees                              148,000                                                                148,000
Shares issued in connection with
  library purchases                                 109,000                                                                109,000
Net loss for the period                                                     (15,126,000)                               (15,126,000)
Foreign currency translation                                                                                               (82,000)
  adjustment                                                                                 (82,000)
                                   ----------    -----------    ------------ ------------   -----------    ----------  ------------
                                   114,000       22,997,000     (1,323,000) (13,438,000)     210,000          -          8,560,000
Shareholders' loans                                                                                                       (491,000)
                                   ----------    -----------    ------------ ------------   -----------    ----------  ------------
Balance at December 31, 1995       114,000       22,997,000     (1,323,000) (13,438,000)     210,000          -          8,069,000

Shares issued in connection with
  the exercise of employee options                   27,000                                                                 27,000

Pro rata share of restricted stock
  granted to executive officers                                    178,000                                                 178,000

Cancellation of restricted stock
  granted to an executive officer   (1,000)        (379,000)       380,000                                                      -

Net loss for the period                                                      (7,900,000)                                (7,900,000)

Foreign currency translation
  adjustment                                                                               1,429,000                     1,429,000
                                   ----------    -----------    ------------ ------------  -------------    ---------- ------------
                                   113,000       22,645,000       (765,000) (21,338,000)   1,639,000           -         1,803,000
Shareholders' loans                                                                                                        491,000
                                   ----------    -----------    -----------  ------------  ------------    ----------  -----------
Balance at December 31, 1996      $113,000      $22,645,000      ($765,000)($21,338,000)  $1,639,000           -         2,294,000
                                   ==========    ===========    ============ ============  ============    ==========  ============


         The accompanying notes are an integral part of these consolidated financial statements.

SPICE ENTERTAINMENT COMPANIES, INC., and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                         Years Ended December 31,
                                                                         ----------------------------------------------------------
                                                                                     1996                 1995                1994
                                                                         -----------------    ----------------    -----------------
Cash flows from operating activities:
  Net income (loss)                                                           ($7,900,000)        ($15,126,000)    $     3,166,000
                                                                         -----------------    ----------------    -----------------
  Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
  (Income) loss from discontinued operations (Note 4)                           2,536,000             (242,000)           (213,000)
  Write-down of goodwill related to PSP Holding, Inc. acquisition                                      871,000
  Write-down of film and CD-ROM costs                                                                3,967,000
  Accrual (payments) of restructuring costs                                    (2,135,000)           3,655,000
  Provision for investment in American Gaming Network                            (775,000)           2,039,000
  Depreciation and amortization of fixed assets                                 6,834,000            1,148,000             626,000
  Gain on sale of property and equipment                                          (47,000)
  Amortization of goodwill and other intangibles                                  661,000              914,000             530,000
  Amortization of films and CD-ROM cost                                           400,000            1,681,000           1,299,000
  Amortization of library of movies                                             1,638,000            1,539,000              43,000
  Provision for bad debts                                                         558,000              847,000              87,000
  Decrease in income tax (benefit) provision, net                                 467,000             (495,000)
  Amortization of debt discounts and deferred financing costs                                           50,000
  Compensation satisfied through the issuance of common stock                     178,000              576,000              56,000
  Charge for contributed services                                                                       72,000             278,000
  Deferred compensation expense                                                    71,000               66,000              65,000
  Subscription revenues received in advance                                    (1,216,000)            (854,000)            464,000
  Minority interest                                                            (1,062,000)                                 500,000
  Other, net                                                                      111,000
  Changes in assets and liabilities (excluding the effects of acquisitions):
    Decrease (increase) in accounts receivable                                  2,164,000              279,000          (4,390,000)
    Decrease (increase) in prepaid expenses in other current assets                517,000             (760,000)            286,000
    Decrease (increase) in deferred subscription costs                            379,000              542,000             (88,000)
    Increase in film and CD-ROM costs                                                               (2,790,000)         (3,183,000)
    (Increase) decrease in other assets                                            (4,000)             488,000            (713,000)
    (Decrease) increase in royalties payable                                     (289,000)             432,000          (1,565,000)
    (Decrease) increase in accounts payable and accrued expenses                  (95,000)           1,562,000            (110,000)
    Decrease in advance                                                                                                   (275,000)
    Increase in security deposit                                                                                           (75,000)
                                                                         -----------------    ----------------    -----------------
           Total adjustments                                                   10,891,000           15,587,000          (6,378,000)
                                                                         -----------------    ----------------    -----------------
           Net cash provided by (used in) operating activities from
             continuing operations                                              2,991,000              461,000          (3,212,000)
           Net cash provided by  operating activities from
             discontinued operations                                              932,000            1,542,000             279,000
                                                                         -----------------    ----------------    -----------------
           Net cash provided by (used in) operating activities                  3,923,000            2,003,000           2,933,000
                                                                         -----------------    ----------------    -----------------
Investment activities:
    Investment in subsidiaries and J.V.                                                             (3,656,000)         (1,132,000)
    Purchase of property and equipment                                         (1,094,000)          (4,451,000)         (1,686,000)
    Proceeds from sale of property and equipment                                  135,000
    Proceeds from the sale of TeleSelect                                        3,177,000
    Purchase of rights to libraries of movies                                  (2,444,000)          (2,342,000)         (1,593,000)
                                                                         -----------------    ----------------    -----------------
           Net cash used in investing activities from
             continuing operations                                               (226,000)         (10,449,000)         (4,411,000)
           Net cash used in investing activities from
             discontinued operations                                             (473,000)            (798,000)           (926,000)
                                                                         -----------------    ----------------    -----------------
           Net cash used in investing activities                                 (699,000)         (11,247,000)         (5,337,000)
                                                                         -----------------    ----------------    -----------------
Financing activities:
    Proceeds from issuance of common stock and detachable warrants                 27,000               32,000           2,672,000
    Proceeds from issuance of long-term debt and capital lease
      obligations                                                               1,377,000           12,815,000           4,201,000
    Proceeds from sale of treasury stock                                                                                   126,000
    Additional capital contribution in connection with the merger of AEC                                                 1,165,000
    Decrease (increase) in loans receivable from related parties                   523,000             (840,000)            471,000
    Repayment of long-term debt and  capital leases obligations                (4,321,000)          (1,658,000)         (1,125,000)
    Proceeds from capital contribution of a third party                         1,000,000
    Dividends paid to minority shareholders of HVC                                                                        (848,000)
                                                                         -----------------    ----------------    -----------------
           Net cash provided by (used in) financing activities from
            continuing operations                                              (1,394,000)          10,349,000           6,662,000
           Net cash used in financing activities from
            discontinued operations                                              (459,000)            (744,000)            647,000
                                                                         -----------------    ----------------    -----------------
           Net cash provided by (used in) financing activities                 (1,853,000)           9,605,000           7,309,000
                                                                         -----------------    ----------------    -----------------
           Net increase (decrease) in cash and cash equivalents                 1,371,000              361,000            (961,000)
     Cash and cash equivalents, beginning of the year                           1,292,000              931,000           1,892,000
                                                                         -----------------    ----------------    -----------------
           Cash and cash equivalents, end of the year                     $     2,663,000      $     1,292,000     $       931,000
                                                                         =================    ================    =================
Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Interest                                                                   $5,718,000           1,323,000              164,000
                                                                         =================    ================    =================
    Income taxes                                                                    3,000           1,256,000              914,000
                                                                         =================    ================    =================

Supplemental schedule of non-cash investing and financing activities:
  Capital Lease Obligations (Note 8)                                            1,163,000          60,127,000
  Fair market value of 15,000 shares issued to purchase
    foreign library rights                                                                            109,000
  Fair market value of shares issued as compensation for services
    rendered by a consultant                                                                                                38,000
  Acquired investment in AGN through issuance of notes payable                                        740,000
  Distributions to former shareholders in the form of property and
    equipment and the elimination of amounts owed from shareholders                                   454,000
  Issuance (cancellation) of common shares to senior management (Note 9)         (380,000)          1,527,000
  Acquired 100,000 shares of Multimedia Games' common stock
    through issuance of a note payable                                                                200,000
  Acquired equipment through the issuance of a note payable                                                                 39,000
  Convertible debentures and accrued interest converted into
    GPPV's common shares                                                                                                   419,000
  Fair market value of 582,820 common shares issued in connection
    with the acquisition of HVC, Ltd                                                                                     5,601,000
  Fair market value of 12,500 common shares issued in connection
    with the purchase of PSP  Communications, Inc.                                                                          94,000
  Fair market value of 125,000 common shares issued in connection
    with the purchase of PSP Holding, Inc.                                                                                 953,000
  Liabilities assumed from the purchase of  PSP  Holdings                                                                   75,000
  Liabilities assumed from the purchase of HVC Ltd.                                                                        342,000
  Notes receivable forgiven in connection with the purchase of PSP
    Holdings and PSP Communications                                                                                        106,000
  Foreign currency translation adjustment                                      $1,099,000            $(82,000)            $315,000



         The accompanying notes are an integral part of these consolidated financial statements.


              SPICE ENTERTAINMENT COMPANIES, INC. and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.       Organization


         Spice Entertainment Companies, Inc., (formerly Graff Pay-Per-View Inc.) and its subsidiaries (collectively "SPICE" or the "Company") is a diversified media entertainment company which owns and operates television networks in North America and Europe, and produces and distributes television programs and motion pictures. Certain business units and activities have been discontinued or are being phased out as a result of the Company's restructuring plan (Note 2, 4 and 14).


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


         In 1996, approximately 68% of total consolidated revenues from continuing operations was from United States and United Kingdom cable operators, 19.4% of total revenue was from the DBS and DTH markets and 12.6% of total revenue was from worldwide programming distribution and other sources.

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


         In August 1996, the Company entered into a capital lease for equipment including a Digicipher encoder and approximately 1,200 decoder boxes which were provided to cable system customers (Note 8). This equipment enabled the Company to digitally compress its domestic television networks, which freed up the use of two transponders. In January 1997, another transponder was preempted by the lessor, AT&T, resulting in a reduction of annual lease payments of approximately $1,400,000 (Note 15).


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



         Guest Cinema, Inc. In January 1994, the Company acquired through the merger of PSP Holding, Inc. ("PSP") into its wholly-owned subsidiary, Guest Cinema, Inc., a hotel/motel pay-per-view system. As part of the restructuring plan instituted in the last quarter of 1995, the Company ceased distribution of this system because the Company projected that the technology would not generate future cash flows sufficient to support its investment. Accordingly, the Company incurred a $871,000 expense in 1995 attributable to the write-down of goodwill created on the acquisition of PSP.


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


         Fair Value of Financial Instruments. The carrying amounts for cash and cash equivalents, accounts receivable, royalties payable, accounts payable and accrued expenses reflected in the financial statements approximate fair value because of the short maturity of these items. See Note 15 for a discussion of the fair value of the Company's long-term debt and capitalized lease obligations at December 31, 1996.


         Cash and Cash Equivalents. The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

         Concentration of Credit Risk. The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and trade receivables.


         The Company's trade receivables are from a broad base of cable operators, two of which account for 23% and 10%, respectively, of the consolidated accounts receivable balance at December 31, 1996. The Company routinely assesses the financial strength of these debtors. Accordingly, concentration of credit risk is limited. The Company's cash is deposited in major banks, thereby limiting credit risk.

         Valuation of Long-Term Assets. The Company adopted Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), "Account for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," during the year ended December 31, 1996. The statement requires that the Company recognize and measure impairment losses of long-lived assets, such as the movie library, film and CD-ROM costs, equipment and certain identifiable intangibles and value long-lived assets to be disposed of.


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


         Property and Equipment. Property and equipment, including major capital improvements, are recorded at cost. The cost of maintenance and repairs is charged against results of operations as incurred. Depreciation is charged against results of operations using the straight line method over the estimated useful lives of the related assets. Equipment leased under capital leases is amortized over the lives of the respective leases. Improvements to leased property are amortized over the life of the lease or life of the improvement, whichever is shorter. Sales and retirements of depreciable property and equipment are recorded by removing the related cost and accumulated depreciation from the accounts. Gains or losses on sales and retirements of property and equipment are reflected in results of operations.


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

         The results of operations for SEG have been classified as discontinued operations for all periods presented in the Consolidated Statement of Operations. The components of the net assets of SEG which are included in the Consolidated Balance Sheet as Net Assets of Discontinued Operations at December 31, 1996 and 1995 are as follows:



                                                               1996                   1995
                                                        --------------------    -------------------
            Current Assets                                   $ 658,000             $ 1,095,000
            Property, plant and equipment, net               3,977,000               4,214,000
            Other assets                                       801,000                 589,000
            Current liabilities                             (1,951,000)             (1,738,000)
            Long-term debt                                    (920,000)             (1,816,000)
            Deferred taxes                                     (15,000)                (15,000)
                                                        --------------------      -----------------
            Net Assets                                       2,550,000            $  2,329,000
                                                        ====================      =================

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

5.       Film and CD-ROM Costs

         Film and CD-ROM costs consists of the following:

                                                                           December 31,
                                                                -----------------------------------
                                                                     1996               1995
                                                                ---------------    ----------------

                 Films and CD-ROMs released                           $400,000          $8,071,000
                 Films and CD-ROMs not released                              0             290,000
                                                                ---------------    ----------------
                                                                       400,000           8,361,000
                 Less amortization                                     400,000           3,994,000
                 Reduction to net realizable value                                       3,967,000
                                                                ---------------    ---------------
                                                                            $0            $400,000
                                                                ===============    ================

         Prior to the restructuring, the Company created, produced and distributed movies, CD-ROMs and television programs (Note 14).

6.       Property and Equipment

         Property and equipment consists of the following:



                                                                                               December 31,
                                                                                       ------------------------------
                                                            Useful Lives in Years          1996             1995
                                                            -----------------------    -------------    -------------
           Satellite transponders                                     12               $58,663,000      $58,663,000
           Equipment                                                   5                 9,716,000        7,615,000
           Furniture and fixtures                                      7                   510,000          505,000
           Leasehold improvements                              Life of lease or          2,564,000        2,483,000
                                                                   shorter             -------------    -------------
                                                                                        71,453,000       69,266,000
           Less accumulated depreciation and                                             9,505,000        2,710,000
            amortization                                                               -------------    =============
                                                                                       $61,948,000      $66,556,000
                                                                                       =============    =============

         Certain of the aforementioned equipment having a net book value of $54,559,000 and $60,260,000 is collateral for the equipment loans and capital leases at December 31, 1996 and 1995, respectively.

7.       Long-Term Debt

         Long-term debt consists of the following:

                                                                    December 31,
                                                         -----------------------------------
                                                              1996                1995
                                                         ----------------    ---------------

                     9.9% note payable (a)               $           -              638,000
                     Revolving credit line (a)                14,621,000         14,880,000
                     10% note payable                             80,000            130,000
                     11% note payable                            100,000            125,000
                     7% note payable (b)                         668,000
                     8% note payable (c)                                            178,000
                     Notes payable (d)                                              775,000
                                                         ----------------  ----------------
                                                              15,469,000         16,726,000
                     Less current portion                        817,000          1,645,000
                                                         ================    ===============
                     Long-term portion                     $  14,652,000        $15,081,000
                                                         ================    ===============

         The aggregate principal payments of the aforementioned long-term debt, reflecting the proforma effect of the debt refinancing on January 15, 1997 (Note
15), maturing in each of the years subsequent to December 31,1996, including estimated payments on debt with contingent terms, are as follows:


                           Years Ending December 31,                  Payment
                    ----------------------------------------    --------------------

                                     1997                              $817,000
                                     1998                             1,030,000
                                     1999                             9,901,000
                                                                --------------------
                                     Total                         $ 11,748,000
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

8.       Obligation Under Capital Leases

         Minimum annual rentals under capital leases for the five years subsequent to 1996 and in the aggregate are as follows:

           Years ending December 31,
           ----------------------------------------------   -------------------
           1997                                                     $10,660,000
           1998                                                       8,730,000
           1999                                                       8,445,000
           2000                                                       7,657,000
           2001                                                       7,620,000
           Thereafter                                                45,720,000
                                                             -------------------
           Net minimum lease payments                                88,832,000
           Less amount representing interest                         30,147,000
                                                             -------------------
           Present value of minimum lease obligations                58,685,000
           Current portion of lease obligations                       4,926,000
                                                             -------------------
           Long-term portion of lease obligations                   $53,759,000
                                                             ===================


a) Effective as of December 1995, the Company entered into a non-cancelable lease agreement for five transponders on the AT&T satellite Telstar 402R for a monthly payment of $635,000. The term of the agreement for the useful life of the satellite's geo-stationary orbit was estimated to be twelve years. Included in property and equipment is an asset with an original cost of $58,663,000 equal to the discounted lease payments using a discount rate of 8%. On March 31, 1997, this lease was amended which will result in the lease being accounted for as an operating lease (Note 15).


b) In 1995, the Company entered into a financing agreement, accounted for as a capital lease, totaling $2,078,000 with IBM to construct a master control and digital playback center, at its New York facility. In 1995, the Company made payments totaling $435,000 on the obligation. As a result of certain delays, changes in equipment requirements and other factors, the original lease agreement was superseded in the fourth quarter of 1996 with a new lease which requires 36 payments of approximately $37,000, commencing on February 1, 1997. The lease obligation on December 31, 1996 is $1,083,000.

c) On August 14, 1996, the Company entered into an equipment lease agreement for approximately $1.8 million of equipment from Vendor Capital Group. The lease was accounted for as a capital lease. The equipment included a Digicipher encoder and approximately 1,200 decoder boxes which were provided to the Company's cable systems customers. This equipment enabled the Company to digitally compress its domestic television networks, freeing up two transponders for other uses.

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


         On July 1, 1993, Pay-Per-View International, Inc. ("PPVI"), a wholly-owned subsidiary of the Company, entered into an agreement with Coastline Films and CPV Productions, Inc. to license 200 feature length motion pictures for ten years. In consideration for the license, the Company issued 37,500 shares of common stock to Coastline Films. As additional consideration, PPVI agreed to make certain cash payments if PPVI's subscriber base reached certain thresholds. On August 30, 1995, PPVI entered into a Modification and Substitution Agreement with Coastline Films. Coastline agreed that no further cash payments would be required in exchange for the Company's issuance of an additional 15,000 shares of common stock to Coastline Films. The parties also agreed to reduce the number of films from 200 to 150 and to extend the terms of the film licenses from 10 years to perpetuity.


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

         Changes in warrants outstanding are summarized as follows:

                                                 Warrants
                                   ------------------------------------
                                                              Exercise Price
                                          Shares                  Range
                                      ---------------       ------------------
  Balance January 1, 1994                 615,331
  Granted                                 103,750              $6.50-$12.03
  Exercised                              (600,331)               $.08-$6.67
  Canceled
                                       ---------------
  Balance December 31, 1994               118,750
  Granted                                 100,000                     $3.88
  Exercised
  Canceled                               (100,000)                   $12.03
                                       ---------------
  Balance December 31, 1995               118,750
  Granted                                  20,000                    $3.125
  Exercised
  Canceled
                                       ---------------
  Balance December 31, 1996               138,750
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

         The Plans in effect on December 31, 1996, 1995 and 1994 authorize the granting of stock options to purchase an aggregate of 4,000,000, 4,000,000 and 3,600,000 shares of the Company's common stock, respectively. At December 31, 1996, 1995 and 1994 there were a total of 126,588, 1,213,987 and 950,901 shares, respectively, remaining for future grants under the four plans.

         The Directors' Plan authorizes the automatic annual issuance to each non-employee director of options to acquire 10,000 shares of the Company's common stock on each December 31, at an exercise price equal to the market price of the stock on that date. The plan was adopted in 1994 and authorizes the granting of a total of 100,000 stock options. On December 31, 1996, 1995 and 1994 there were a total of 50,000, 60,000 and 80,000 shares, respectively, available for future grant under this plan.


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

                                                         Year ended                     Year ended
                                                     December 31, 1996               December 31, 1995
                                               ---------------------------     --------------------------

         Net loss
           As reported                                 ($7,900,000)                  ($15,126,000)
           Pro forma                                   ($9,748,000)                  ($18,283,000)
         Loss per share
           As reported                                      ($0.70)                        ($1.29)
           Pro forma                                        ($0.86)                        ($1.56)


         These pro forma amounts may not be representative of future disclosure because they do not take into effect pro forma compensation expense related to grants made before 1995. The fair value of these options was estimated at the date of grant using the Black-Scholes option valuation model and using assumptions for the year ended December 31, 1996 and 1995; respectively; expected volatility of 63% and 61%; risk-free interest rates of 5.6% and 5.%; and expected life of 7 years. The weighted average fair value of options granted during the year ended December 31, 1996 and 1995 for which the exercise price equals the market price on the grant date was $2.05 and $2.67, respectively, and the weighted average exercise prices were $3.07 and $4.05, respectively.


     Transactions involving stock options are summarized as follows:

                                                                       Options
                                                        ---------------------------------------
                                                        Stock Options       Weighted-average
                                                         Outstanding         exercise price
                                                        ---------------    --------------------

                   Balance at  January 1, 1994            $2,434,149             $3.13


                   Granted                                   260,250              7.84
                   Exercised                                 (19,200)             3.33
                   Canceled                                   (2,100)             3.33
                                                        ---------------

                   Balance at December 31, 1994            2,673,099              3.59
                   Granted                                 2,899,820              5.07
                   Exercised                                  (8,200)             3.40
                   Canceled                               (2,698,706)             5.17
                                                        ---------------

                   Balance at December 31, 1995            2,866,013              3.60
                   Granted                                 1,235,918              3.07
                   Exercised                                 (26,000)             1.02
                   Canceled                                 (165,919)             4.23
                                                        ===============
                   Balance at December 31, 1996            3,910,012              3.42
                                                        ===============

         The following table summarizes information concerning currently outstanding and exercisable stock options:

                                        Options Outstanding                             Options Exercisable
                       -------------------------------------------------------    ---------------------------------

                           Number              Weighted           Weighted            Number             Weighted
                       Outstanding at          Average            Average          Exercisable at        Average
    Ranges of           December 31,          Remaining           Exercise          December 31,         Exercise
 Exercise Prices            1996           Contractual Life        Price               1996              Price
-------------------    ----------------    -----------------    --------------    ----------------    -------------
   $.83 - $1.75             438,525           8.91 years            $1.55              189,131           $1.28
  $2.61 - $4.63           3,315,487           7.88 years             3.41            2,544,949            3.53
  $7.75 - $9.25             156,000           7.12 years             8.85              125,250            8.93

At December 31, 1996, 1995 and 1994, there were 2,859,330, 1,695,113, and
1,335,232 of options that are exercisable, respectively.

10.      Income Taxes

         The components of income tax expense (benefit) follow:

                                                              Years Ended December 31,
                                               --------------------------------------------------------
                                                    1996                1995                1994
                                               ----------------    ----------------    ----------------

           Current
                Federal                           $  89,000            ($356,000)       $     351,000
                State and Local                      50,000              240,000              154,000
                Foreign                              53,000              850,000              793,000
                                                 ----------------    ----------------    ----------------
                                                    192,000              734,000            1,298,000
                                                 ----------------    ----------------    ----------------

           Deferred
                Federal
                State and Local
                                                 ----------------    ----------------   ----------------
                                                      -                   -                     -
                                                 ----------------    ----------------   ----------------
           Total Income Taxes                     $ 192,000              734,000           1,298,000
                                                 ================    ================   ================



         The following is a reconciliation between the statutory federal income tax for each of the past three years and the Company's effective tax rate:

                                                                         Years Ended December 31,
                                                                   -------------------------------------
                                                                      1996          1995         1994
                                                                    ---------    ---------    ----------

   Income tax provision (benefit) at federal statutory rate            (34%)       (34%)          34%
   State and local income taxes net of federal tax benefit               1%          0%            2%
   Foreign income taxes                                                  1%          2%           15%
   Foreign income, excluded, net of federal tax benefit                  0%         (2%)         (13%)
   Amortization of Goodwill                                             12%          4%            4%
   Non-deductible business meals and entertainment                       1%          0%
   (Decrease) increase due to the change in the valuation
     allowance                                                          14%         22%          (13%)
   Other items                                                           1%          3%            0%
   Effective tax rate                                                  -----      -----         -----
                                                                        (4%)        (5%)          30%


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

The components of the net deferred tax assets are as follows:

                                                         December 31,
                                                 ---------------------------------
                                                     1996                1995
                                                 ---------------    --------------
   Deferred tax assets
    Bad debts                                       $637,000          $503,000
    Deferred compensation expense                    207,000           185,000
    Net operating loss carry-forwards              1,204,000           162,000
    Foreign tax carry-forwards                        52,000
    AMT credit carry-forward                         107,000
    Satellite lease classification                   798,000
    Accrual for restructuring changes              1,695,000         3,506,000
    Non-deductible capital losses                    256,000           938,000
    Valuation allowance                           (4,068,000)       (4,772,000)
                                              ---------------    --------------
       Total deferred tax asset                      888,000           522,000
                                              ---------------    --------------
       Deferred tax liability
         Accrual versus cash method
                                                                       (14,000)
         Tax depreciation in excess of book         (888,000)         (445,000)
         Undistributed earning of foreign
          investee                                                     (63,000)
                                             ---------------     --------------
                  Total deferred tax
                   liability                        (888,000)         (522,000)
                                             ---------------     --------------
            Net deferred tax assets          $      -            $      -
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


         Deferred Compensation. The estimated present value of future benefits is accrued over the period from the effective date of the agreements (October 1, 1992) until the expected retirement dates of the participants. The expense incurred for the years ended December 31, 1996, 1995 and 1994 amounted to $71,000, $66,000 and $66,000, respectively.


         Leases and Service Contracts. The Company leases its office facilities, satellite transponders and uplink and certain equipment. As of December 31, 1996, the aggregate minimum rental commitments under non-cancelable leases were approximately as follows:

                                                      Office             Satellite
         Years Ending                             Facilities and        Transponder
         December 31                Total             Equipment         and Uplink
     ---------------------    ----------------   ----------------  -------------------

         1997                      $1,762,000      $  581,000        $   1,181,000
         1998                         671,000         502,000              169,000
         1999                         571,000         477,000               94,000
         2000                         461,000         461,000
         2001                         405,000         405,000
     Thereafter                       635,000         635,000
                              ---------------     ---------------  -------------------
             Total                 $4,505,000      $3,061,000        $   1,444,000
                              ================    ===============  ====================


         Total expense under operating leases amounted to $3,220,000, $9,418,000 and $9,448,000 for the years ended 1996, 1995 and 1994, respectively.


         Neither The Adult Channel nor Eurotica have long term satellite arrangements. If either of these arrangements is terminated and the Company is unable to find a replacement satellite service, broadcast of the affected network may be interrupted or terminated.


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

13.      Retirement Plan


         On January 13, 1993, the Company established a 401(k) tax deferred savings plan (the "Plan") for all employees of the Company on March 1, 1993. Employees are eligible to participate in the Plan after completing one year of service. Eligible employees may elect to contribute up to 15% of their annual compensation to the Plan, up to the maximum allowed by law. The Company declared for 1995 and 1994 a discretionary matching contribution equal to 25% of the amount of the salary reduction employees elect to defer, up to the first 4% of compensation. For the years ended December 31, 1995 and 1994, the Company incurred a 401(k) contribution expense of approximately $42,000 and $19,000, respectively. The Company made no matching discretionary contribution during the year ended December 31, 1996.


14.      Restructuring Reserve


         In December 1995, the Company entered into a restructuring plan for certain operating units and its corporate management. Two executives, Mr. Mark Graff and Mr. Leland H. Nolan, also resigned as officers of the Company effective December 31, 1995. Messrs. Graff and Nolan have signed separation agreements (refer to Employment Agreements) which are in force through 1998.


         The accrued restructuring reserve is comprised of corporate level restructuring and the suspension of production activities formerly conducted by CPV. Each component involved contraction of the Company's workforce and facilities and other miscellaneous costs associated with the restructuring. The balances of each component at December 31, 1995 and 1996 were as follows:

                                             December 31,                              December 31,
                                                 1995            Cash Outflows             1996
                                            ----------------    -----------------    ----------------
          Corporate
                   Salaries                  $2,750,000              $1,301,000        $1,449,000
                   Facilities and Other         250,000                 179,000            71,000
          CPV
                   Salaries                     464,000                 464,000                 0
                   Facilities and Other         191,000                 191,000                 0
                                           ---------------         --------------    -----------------
                            Total            $3,655,000              $2,135,000        $1,520,000
                                           ===============      =================    =================

         As a result of this restructuring, the Company took a pretax charge of $3,655,000 in 1995, including the separation costs for approximately 50 employees.

15.      Subsequent Events


         On January 11, 1997, as a result of AT&T losing contact with and declaring Telstar 401 permanently out of service, one of the Company's unprotected transponders on Telstar 402R was pre-empted by AT&T and transferred to another AT&T customer. This action has resulted in the permanent reduction of the Company's satellite transponder costs and caused the monthly payments to be reduced from $635,000 to $520,000 per month. In addition, the Company's capitalized satellite transponder costs and related obligation have been reduced by $9,655,000 and $10,026,000 respectively. As a result of this transaction, the Company will record a one-time gain of $361,000 in January of 1997.

         On March 31, 1997, the Company amended the terms of the satellite transponder lease with Loral Skynet ("Loral") (which acquired AT&T's satellite business). The term of the agreement, which was to originally expire at the end of the satellite's useful life, was shortened to October 31, 2004. In consideration of the amendment the Company granted Loral the right to pre-empt one of the Company's transponders after September 1, 1997. As a result of the amendment, the lease will be classified as an operating lease on March 31, 1997 and will give rise to a non-recurring gain of approximately $1.6 million.

         On January 15, 1997 the Company negotiated agreements with PNC and Darla L.L.C. ("Darla"), as Assignee, which resulted in the replacement of its primary revolving credit line with PNC. PNC settled the outstanding balance of the credit line, totaling $14.6 million, for $9.6 million in cash, a new $400,000 term loan, and 600,000 warrants exercisable at $2.06 per share. The new PNC agreement canceled the 100,000 warrants previously issued to PNC which had an exercise price of $3.88 per share.

         The Darla agreement provided a term loan of $10.5 million, of which $9.6 million was used to satisfy the PNC settlement and $0.9 million which financed acquisition fees. Additionally, this agreement included a revolving line of credit totaling $3.5 million. The term loan and the credit line mature in 30 months. The loan bears interest at 5% over the Citibank prime rate but not less than 13%. Three percentage points of the interest may be accrued and added to the principal of the loan and will be forgiven if the Credit Facility is paid in full within two years.


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

16.      Geographic Data


         Revenues and operating profit (loss) from continuing operations and identifiable assets by geographic area were as follows:


                                                1996               1995                1994
                                           ---------------    ----------------    ---------------
Revenues
    United States                            $26,000,000          $32,939,000        $34,530,000
    Europe                                     7,213,000           10,353,000          8,702,000
                                           ---------------    ----------------    --------------
                                             $33,213,000          $43,292,000        $43,232,000
                                           ===============   =================    ==============
Operating Profit (loss)
    United States                             $1,392,000         ($15,550,000)        $2,511,000
    Europe                                    (1,208,000)           1,830,000          2,539,000
                                            --------------    ----------------    --------------
                                                $184,000         ($13,720,000)        $5,050,000
                                            ==============    ================    ==============

Identifiable Assets
    United States                            $73,755,000          $81,529,000
    Europe                                    15,557,000           17,670,000
                                           ---------------    ----------------
                                             $89,312,000          $99,199,000
                                           ===============    ================

              SPICE ENTERTAINMENT COMPANIES, INC. and SUBSIDIARIES
               INDEX TO CONSOLIDATED FINANCIAL STATEMENT SCHEDULE




                                                              Page
 Schedule:                                                  Numbers(s)

    II.            Valuation and Qualifying Accounts
                   and Reserves                              F-30




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

                                                                 SCHEDULE II

                       SPICE ENTERTAINMENT COMPANIES, INC.

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
              for the years ended December 31, 1996, 1995 and 1994


                       Column A                             Column B          Column C           Column D           Column E
                       --------                             --------          --------           --------           --------

                                                                             Additions
                                                           Balance at        Charged to
                                                          Beginning of       Costs and                            Balance End
          Description                                        Period          Expenses            Deductions        of Period
                                                         ---------------    --------------     --------------    ---------------
Fiscal year ended December 31, 1996
  Allowance for Doubtful Accounts                          $  1,178,000     $     832,000      $     274,000       $  1,736,000
                                                         --------------     --------------     --------------    ---------------
                                                           $  1,178,000     $     832,000      $     274,000       $  1,736,000
                                                         ===============    ==============     ==============    ===============


Fiscal year ended December 31, 1995
  Allowance for Doubtful Accounts                        $      331,000     $     926,000      $      79,000      $   1,178,000
                                                         --------------     -------------      --------------    --------------
                                                         $      331,000      $    926,000      $      79,000      $   1,178,000
                                                         ==============     ==============     ==============    ==============


Fiscal year ended December 31, 1994
  Allowance for Doubtful Accounts                        $      244,000      $     98,000      $      11,000      $     331,000
                                                         ---------------    --------------     --------------     --------------
                                                         $      244,000      $     98,000      $      11,000      $     331,000
                                                         ===============    ==============     ==============    ===============


