Form 10-Q
period 1997-03-31
GRAFF PAY PER VIEW INC /DE/
filed 1997-05-15
CIK 839431

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 1997

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


Yes           X            No

Number of shares outstanding of Registrant's Common Stock as of
March 31, 1997:   11,339,948.

                      PART I

ITEM 1:  FINANCIAL STATEMENTS
SPICE ENTERTAINMENT COMPANIES, INC. and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                            March 31,    December 31,
                                                                             1997            1996
-------------------------------------------------------------------------------------------------------
                                                                          (Unaudited)

Assets
Current assets:
     Cash and cash equivalents ........................................   $  1,830,000    $  2,663,000
     Accounts receivable, less allowance for doubtful accounts ........      4,818,000       4,801,000
     Income tax refunds receivable ....................................         28,000          28,000
     Prepaid expenses and other current assets ........................      1,987,000       1,325,000
     Deferred subscription costs ......................................        183,000         132,000
     Due from related parties and officers ............................        364,000          23,000
     Net assets of discontinued operations ............................           --         2,550,000
                                                                          ------------    ------------
                    Total current assets ..............................      9,210,000      11,522,000

Property and equipment, net of accumulated depreciation ...............      8,331,000      61,948,000
Due from related parties ..............................................           --           294,000
Library of movies .....................................................      3,750,000       3,797,000
Cost in excess of net assets acquired, net of accumulated  amortization     11,237,000      11,399,000
Deferred refinancing costs ............................................        572,000            --
Other assets ..........................................................        715,000         352,000
                                                                          ------------    ------------
                                                                          ============    ============
                    Total assets ......................................   $ 33,815,000    $ 89,312,000
                                                                          ============    ============
Liabilities and Stockholders' Equity
Current liabilities:
    Current portion of obligations under capital leases ...............   $    777,000    $  4,926,000
    Current portion of long-term debt .................................      2,307,000         817,000
    Royalties payable .................................................      1,956,000       2,322,000
    Accounts payable ..................................................      3,240,000       2,319,000
    Accrued interest expenses payable .................................        340,000       1,118,000
    Accrued cost of discontinued operations ...........................           --         1,800,000
    Accrued expenses payable ..........................................      3,479,000       2,395,000
    Current portion of accrued restructuring costs ....................        746,000         820,000
    Deferred subscription revenue .....................................      1,074,000       1,121,000
                                                                          ------------    ------------
                    Total current liabilities .........................     13,919,000      17,638,000

Obligations under capital leases ......................................      1,564,000      53,759,000
Long-term debt ........................................................     10,918,000      14,652,000
Accrued restructuring costs ...........................................        525,000         700,000
Deferred compensation .................................................        275,000         269,000
                                                                          ------------    ------------
                    Total liabilities .................................     27,201,000      87,018,000
                                                                          ------------    ------------
Commitments and contingencies

Stockholders' equity
Preferred stock, $.01 par value; authorized 10,000,000 shares:
  24,250 issued and outstanding at March 31, 1997 .....................           --              --
Common stock, $.01 par value; authorized 25,000,000 shares;
  11,339,948 and 11,357,928 shares issued and outstanding at
  March 31, 1997 and December 31, 1996 ................................        113,000         113,000
    Additional paid-in capital ........................................     26,378,000      22,645,000
    Unearned compensation .............................................       (708,000)       (765,000)
    Accumulated deficit ...............................................    (19,527,000)    (21,338,000)
    Cumulative translation adjustment .................................      1,496,000       1,639,000
                                                                          ------------    ------------
                                                                             7,752,000       2,294,000
Less cost of common stock held in treasury, 700,000 shares
  at March 31, 1997 ...................................................     (1,138,000)           --
                                                                          ------------    ------------
                    Total stockholders' equity ........................      6,614,000       2,294,000
                                                                          ------------    ------------
                                                                          ============    ============
                    Total liabilities and stockholders' equity ........   $ 33,815,000    $ 89,312,000
                                                                          ============    ============

      The accompanying  notes are an integral part of these consolidated financial statements.

SPICE ENTERTAINMENT COMPANIES, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS of OPERATIONS
(Unaudited)

                                                                      THREE MONTHS ENDED
                                                                           MARCH 31,
---------------------------------------------------------------------------------------------
                                                                          1997           1996
                                                                  ------------   ------------
Revenues: ......................................................  $  8,761,000   $  8,756,000
                                                                  ------------   ------------

Operating expenses:
    Salaries, wages and benefits ...............................     1,943,000      2,097,000
    Producer royalties and library amortization ................     1,121,000      1,377,000
    Satellite costs ............................................       474,000        559,000
    Selling, general and administrative expenses ...............     2,959,000      2,714,000
    Depreciation of fixed assets and amortization of
      goodwill .................................................     1,650,000      1,835,000
                                                                  ------------   ------------
Total operating expenses .......................................     8,147,000      8,582,000
                                                                  ------------   ------------

                    Total income from operations ...............       614,000        174,000

Interest expense ...............................................     1,516,000      1,663,000
Minority interest ..............................................      (438,000)      (165,000)
Gain from transponder lease amendment ..........................    (2,348,000)          --
                                                                  ------------   ------------

Income (loss) from continuing operations before
  provision for income taxes ...................................     1,884,000     (1,324,000)

Provision for income taxes .....................................       167,000         42,000
                                                                  ------------   ------------

                    Net income (loss) from continuing operations     1,717,000     (1,366,000)

Loss from discontinued operations of SEG,
  net of income taxes ..........................................          --         (245,000)

Extraordinary gain on debt restructuring .......................       143,000           --
                                                                  ------------   ------------
Net income (loss) ..............................................     1,860,000     (1,611,000)

Dividends on preferred stock ...................................        49,000           --
                                                                  ============   ============
Net income (loss) attributable to common stock .................  $  1,811,000   ($ 1,611,000)
                                                                  ============   ============

Earnings per common share
  Primary
      From continuing operations ...............................  $       0.15   ($      0.12)
      Extraordinary item .......................................          0.01           --
      Discontinued operations ..................................          --            (0.02)
                                                                  ============   ============
Earnings (loss) per common share ...............................  $       0.16   ($      0.14)
                                                                  ============   ============

  Fully Diluted
      From continuing operations ...............................  $       0.14   ($      0.12)
      Extraordinary item .......................................          0.01           --
      Discontinued operations ..................................          --            (0.02)
                                                                  ============   ============
Earnings (loss) per common share ...............................  $       0.15   ($      0.14)
                                                                  ============   ============

Weighted average number of shares outstanding:
  Primary ......................................................    11,418,000     11,369,000
                                                                  ============   ============

  Fully Diluted ................................................    12,355,000     11,369,000
                                                                  ============   ============

The accompanying notes are an integral part of these consolidated financial statements.

SPICE ENTERTAINMENT COMPANIES, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENT of STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 1997
(Unaudited)
----------------------------------------------------------------------------------------------------------------------------------

                                                                    Additional   Unearned                 Cumulative
                                  Common    Preferred    Paid-in     Compensa-   Accumulated  Translation  Treasury
                                  Stock       Stock      Capital       tion        Deficit    Adjustment    Stock         Total
------------------------------- ----------  ---------  -----------  ----------  ------------  ----------  ----------- ------------
Balance at January 1, 1997 .... $  113,000  $   --     $22,645,000  ($765,000) ($21,338,000)  $1,639,000  $--           $2,294,000

Issuance of Preferred Stock
 and warrantsin connection with
 the debt restructuring .......                          3,528,000                                                       3,528,000

Issuance of warrants in
 connection with a
   consulting agreement .......                            205,000                                                         205,000
Pro rata share of restricted
 stock granted to an
 executive officer ............                                       57,000                                                57,000

Treasury stock acquired in
 connection with the sale
 of SEG ......................                                                                            (1,138,000)  ($1,138,000)

Net income attributable to
 common stock..................                                                   1,811,000                              1,811,000

Foreign currency
 translation adjustment .......                                                                                           (143,000)

                                ===========  ========= ===========  ========== =============  ==========  =========== ============
Balance at March 31, 1997 ..... $  113,000   $   --    $26,378,000  ($708,000) ($19,527,000)  $1,496,000 ($1,138,000)   $6,614,000
                                ===========  ========= ===========  ========== =============  ==========  =========== ============

The accompanying notes are an integral part of this consolidated financial statements.

SPICE ENTERTAINMENT COMPANIES, INC., and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
                                                                                      THREE MONTHS ENDED
                                                                                          MARCH 31,
-------------------------------------------------------------------------------------------------------------------
                                                                                   1997           1996
                                                                            -----------    -----------
Cash flows from operating activities:
     Net income (loss) ..................................................   $ 1,860,000    ($1,611,000)
                                                                            -----------    -----------
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
    Loss from discontinued operations ...................................       245,000
    Depreciation and amortization of fixed assets .......................     1,488,000      1,674,000
    Gain on transponder lease amendment .................................    (2,348,000)
    Extraordinary gain on debt restructuring ............................      (143,000)
    Amortization of goodwill and other intangibles ......................       162,000        161,000
    Amortization of films and CD-ROM cost ...............................          --          186,000
    Amortization of library of movies ...................................       542,000        314,000
    Provision for bad debts .............................................       270,000         33,000
    Compensation satisfied through the issuance of common stock .........        58,000
    Consulting expense satisfied through the issuance of warrants .......       205,000
    Deferred compensation expense .......................................         6,000         24,000
    Minority interest ...................................................      (438,000)      (165,000)
    Changes in assets and liabilities:
         (Increase) decrease in accounts receivable .....................       (87,000)       541,000
         (Increase) decrease in prepaid expenses and other current assets      (474,000)       209,000
         (Increase) decrease in deferred subscription costs .............       (51,000)       119,000
         Decrease (increase) in other assets ............................        12,000        (29,000)
         Decrease in royalties payable ..................................      (366,000)      (399,000)
         Increase (decrease) in accounts payable and accrued expenses ...       953,000       (530,000)
         Decrease in accrued restructuring costs ........................      (249,000)      (646,000)
         Decrease in deferred subscription revenue ......................       (47,000)      (502,000)
                                                                            -----------    -----------
                   Total adjustments ....................................      (507,000)     1,235,000
                                                                            -----------    -----------
                   Net cash provided by (used in) operating activities
                    from continuing operations ..........................     1,353,000       (376,000)
                   Net cash provided by operating activities
                    from discontinued operations ........................          --          255,000
                                                                            -----------    -----------
                   Net cash provided by (used in) operating activities ..     1,353,000       (121,000)
                                                                            -----------    -----------
Cash flows from investment activities:
         Purchase of property and equipment .............................      (213,000)      (147,000)
         Purchase of rights to libraries of movies ......................      (495,000)      (467,000)
                                                                            -----------    -----------
                   Net cash used in investing activities
                    from continuing operations ..........................      (708,000)      (614,000)
                   Net cash used in investing activities
                    from discontinued operations ........................          --           (5,000)
                                                                            -----------    -----------
                   Net cash used in investing activities ................      (708,000)      (619,000)
                                                                            -----------    -----------
Cash flows from financing activities:
         Proceeds from issuance of common stock and detachable warrants .        27,000
         Proceeds from capital contributed to CVSP by a third party .....     1,000,000
         Proceeds from issuance of long-term debt .......................     1,015,000        120,000
         (Decrease) increase in loans receivable from related parties ...       (47,000)        31,000
         Repayment of long-term debt and  capital leases obligations ....    (1,874,000)      (128,000)
         Deferred refinancing costs .....................................      (572,000)
                                                                            -----------    -----------
                   Net cash (used in) provided by financing activities
                    from continuing operations ..........................    (1,478,000)     1,050,000
                   Net cash used in financing activities
                    from discontinued operations ........................          --         (250,000)
                                                                            -----------    -----------
                   Net cash (used in) provided by financing activities ..    (1,478,000)       800,000
                                                                            -----------    -----------
                   Net (decrease) increase in cash and cash equivalents .      (833,000)        60,000
   Cash and cash equivalents, beginning of the period ...................     2,663,000      1,292,000
                                                                            -----------    -----------
                   Cash and cash equivalents, end of the period .........   $ 1,830,000    $ 1,352,000
                                                                            ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

SPICE ENTERTAINMENT COMPANIES, and SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31,1997 (unaudited)
--------------------------------------------------------------------------------
1. In the opinion of Spice Entertainment Companies, Inc. and its wholly-owned subsidiaries and a majority-owned partnership (the "Company"), the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1997 and the results of operations and cash flows for the three months ended March 31, 1997 and 1996.

2. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

3. The accompanying financial statements include the accounts of the Company, its wholly-owned subsidiaries and a majority-owned partnership. All intercompany transactions and balances have been eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1996 annual report on Form 10K/A-1.

4. On August 31, 1995, the Company acquired Spector Entertainment Group, Inc. ("SEG") (which provides satellite simulcasting and television production services to the pari-mutuel industry) in exchange for 700,000 shares of the Company's Common Stock. On February 7, 1997, the Company split off SEG to the former shareholders of the wholly-owned subsidiary in exchange for the 700,000 shares of Common Stock of the Company they received in the original merger between SEG and the Company. SEG is accounted for as a discontinued operation in the Consolidated Statements of Operations.

5. On January 11, 1997, as a result of AT&T losing contact with and declaring Telstar 401 permanently out of service, AT&T permanently one of the Company's unprotected transponders and transferred it to another AT&T customer. This resulted in the reduction of the Company's satellite transponder payments from $635,000 to $520,000 per month.

         On March 31, 1997, the Company and Loral (which acquired AT&T`s satellite business) amended the Skynet Transponder Services Agreement (the "Transponder Agreement"). The term of the Transponder Agreement, which was to originally expire at the end of the satellite's useful life, was shortened to October 31, 2004. In consideration of the amendment, the Company granted Loral the right to pre-empt one of the Company's transponders after September 1, 1997. As a result of the amendment, the Transponder Agreement has been classified as an operating lease commencing on March 31, 1997.

         As a result of the two events described above, the Company has realized a non-recurring gain of approximately $2.3 million in the three months ended March 31, 1997.

6. On January 15, 1997 the Company negotiated agreements with PNC Bank N.A. ("PNC") and Darla L.L.C. ("Darla"), as assignee, which resulted in the replacement of the Company's credit facility with PNC. PNC settled the outstanding balance of the credit facility, totaling $14.6 million, for $9.6 million in cash, a new $400,000 term loan, and 600,000 warrants exercisable at $2.06 per share. The new PNC agreement canceled the 100,000 warrants previously issued to PNC which had an exercise price of $3.88 per share.

         The Darla agreement provided a term loan of $10.5 million, of which $9.6 million was used to satisfy the cash portion of the PNC agreement and $0.9 million which financed loan acquisition fees. Additionally, this agreement included a revolving line of credit totaling $3.5 million, of which $1.8 million has been drawn down. The term loan and the revolving line of credit mature in 30 months. The loan bears interest at 5% over the Citibank prime rate but not less than 13%. Three percentage points of the interest may be accrued and added to the principal of the loan and will be forgiven if the Darla credit facility is paid in full within two years.

SPICE ENTERTAINMENT COMPANIES, and SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31,1997 (unaudited) CONTINUED
--------------------------------------------------------------------------------

         As part of the Darla transaction, the Company issued 24,250 shares of cumulative, convertible Series A Preferred Stock, with a $100 face and liquidation value per share and an 8.0% cumulative dividend to be paid at the Company's discretion. The Preferred Stock is convertible after two years into Common Stock of the Company at a 10% discount from the then current market price of the Company's Common Stock. The loan is secured by all the Company's assets including the stock of its subsidiaries. The loan also restricts payment of common stock dividends.

7. On March 6, 1996, the Company contributed the Cable Video Store Network ("CVS"), a domestic pay-per-view hit movie service which the Company had operated since 1989, to a newly formed partnership, CVS Partners ("CVSP"). The other partner was Wiltech Cable Television Services, Inc. ("WCTV"), a subsidiary of The Williams Companies, Inc. The CVS network was available via satellite until March 31, 1997, when satellite delivery was terminated. The partners of CVSP are in the process of winding down the affairs of the partnership.

8. Pursuant to two short-term agreements effective as of September 1, 1996, the Company provided transponder services on one of its transponders, made available as a result of the digital compression of the Company's domestic networks, and agreed to provide certain telecommunications services to Emerald Media, Inc. ("EMI"). The Company also agreed to license pictures from its adult film library and licensed the "EUROTICA" name and related identity to EMI. EMI owns and operates EUROTICA, a premium television network featuring explicit version adult movies which is distributed to the domestic direct-to-home C-band satellite dish ("DTH") market.
EMI also granted the Company an option to acquire its stock or business.

         EMI expanded its operations and now operates four explicit television networks in the DTH market. On March 1, 1997, the Company's agreements with EMI were modified and now the Company provides EMI transponder services on two transponders and handles playback for two of EMI's networks from its master control and digital playback facility. The Company's option to acquire the EMI business or stock was revised with a new exercise price of $755,000.

9. The Company was previously involved in an arbitration with Capital Distribution, Inc., d/b/a Cupid Network Television ("CNT") which has now been dismissed. The Company and CNT are parties to (i) an Amended and Restated Distribution Agreement under which CNT provides merchandising services promoted on the Spice Networks (the "Distribution Agreement") and (ii) a Telephone Services Agreement under which CNT provides audiotext services promoted on the Spice Network. The Company alleged that CNT breached the agreements and the Company attempted to terminate the agreements. CNT had obtained a temporary restraining order preventing the Company from terminating the agreements and also commenced an arbitration. The Company and CNT have executed a Settlement Agreement dated May 15, 1997 which provides, among other things, for (i) the dismissal of the arbitration, (ii) the termination of the Distribution Agreement with the shopping segments airing during the month of June, 1997 and (iii) the termination of the Telephone Agreement on May 31, 1999.

10. Section 505 of the Telecommunications Act of 1996 requires cable operators to fully scramble the audio and video signal of television channels such as the Spice Networks or block the channels between 6:00 a.m. and 10:00 p.m. The Company challenged the constitutionality of Section 505 but the Supreme Court affirmed a lower court's ruling upholding the constitutionality of Section 505. As a result, Section 505 will take effect on May 18, 1997. When Section 505 takes effect, the Company's revenues will be adversely affected; the amount of the revenue impact depends on several factors, most of which are outside of the Company's control.

11. The accrued restructuring reserve at December 31, 1996 and at March 31, 1997 was approximately $1.5 million and $1.3 million, respectively. The reduction in the accrued restructuring reserve is principally attributable to severance payments to two former senior executive officers. The Company's severance obligation to the former officers will expire at the end of 1998.

12. Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share," which supersedes APB Opinion No. 15, "Earnings per Share," was issued in February 1997. SFAS 128 requires dual presentation of basic and diluted earnings per share ("EPS") for complex capital structures on the face of the Statement of Operations income statement. Basic EPS is computed by dividing income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock, such as stock options. SFAS 128 is required to be adopted for year-end 1997; earlier application is not permitted. The Company does not expect the basic or diluted EPS measured SFAS 128 to be materially different than its primary or fully-diluted EPS measured under APB No. 15.

     Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure," was issued in February 1997. The Company does not expect it to result in any substantive change in its disclosure.

ITEM 2:  MANAGEMENT DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS of OPERATIONS
SPICE ENTERTAINMENT COMPANIES, INC. and SUBSIDIARIES CONTINUED
--------------------------------------------------------------------------------

Results of Operations

This report contains forward looking statements that involve a number of risks and uncertainties. In addition to the factors discussed elsewhere in this report, among the other factors that could cause actual results to differ materially are the following: business conditions and the general economy; governmental regulation of the Company's adult programming and of the content and distribution of television programming in general; competitive factors such as rival adult television networks and alternative sources of adult programming content; consolidation in the ownership of the Company's principal customers; the risks of doing business in new international markets; and the risks associated with the distribution of premium television programming.


         For the three months ended March 31, 1997, the Company reported net income of $1.9 million as compared to a net loss of $1.6 million for the same period in 1996. The current period's income was primarily attributable to the gain on the amendment of the Company's transponder services agreement of $2.3 million. (See Note 5) Also contributing to the increase was income from operations of $0.6 million as well as the allocation of the loss from CVSP of $0.4 million to the minority partner, which was included in income from operations. Offsetting these income sources was interest expense of $1.5 million, primarily attributable to interest on the capitalized transponder services agreement prior to its amendment and borrowings under the Company's new credit facility. (See Note 6)

Revenues

         Total revenues for the three months ended March 31, 1997 were approximately the same as revenues for the three months ended March 31, 1996. The Company reported revenue growth from its Spice Networks cable and domestic direct broadcast satellite system ("DBS") markets totaling approximately $0.5 million. The Company also generated revenue of approximately $0.9 million from the sale of its excess transponder capacity for the three months ended March 31, 1997. Offsetting theses gains is a decline in revenue attributable to the Company ceasing distribution of its adult networks in the domestic DTH market and a decline in revenue from the European DTH markets totaling approximately $1.0 million. Revenues also declined by approximately $0.4 million as a result of the Company's suspension of production and licensing activities of its wholly-owned subsidiary, CPV Productions, Inc. Revenues from the Cable Video Store network ("CVS"), the domestic hit movies pay-per-view service operated by CVSP, decreased by approximately $0.4 million for the three months ended March 31, 1997 as compared to same period in 1996 as a result of the decision to wind down the CVSP operations in the first quarter of 1997.

         The Company elected to cease distribution of the Spice Networks in the domestic DTH market on August 31, 1996 as a result of competition from several explicit adult services. These explicit adult services are not distributed by cable operators and therefore, do not have an impact on Spice Networks in the cable market. The Company withdrew from the DTH market and commenced transmission of its programming in a digitally compressed format which cannot be received in the DTH market. As a result of the digital compression of the Spice Networks, the Company freed up two transponders for other uses.

         Revenues from the European operations have decreased by approximately $0.4 million for the three months ended March 31, 1997 as compared to the same period in 1996. The decline in revenues is directly attributable to the continued competition in the European DTH market. The Company is evaluating various alternatives in an effort to reverse this trend.

         Revenues from the Spice Networks cable and the domestic DBS markets increased by approximately $0.5 million, approximately 13%, for the three months ended March 31, 1997, as compared to the same period in 1996. The Company increased the number of addressable households with access to the Spice Networks at March 31, 1997 by approximately 18% as compared to March 31, 1996. The percentage increase in addressable households was more than the percentage increase in revenues because of a decrease in license fees. This reduction in license fees is a result of increased competition in the Company's market segment and the growing concentration in theownership of cable systems by multiple system operators ("MSOs). The Company's top seven MSO customers and DirecTV, the DBS provider which carries the Spice Network, account for over 75% of the Company's domestic cable and DBS revenues.

Salaries, Wages and Benefits

         Salaries, wages and benefits decreased by approximately $150,000 to approximately $1.9 million for the three months ended March 31, 1997 as compared to the same period in 1996. The decrease is primarily attributable to the consolidation of employee function.

Producer Royalties

         Producer royalties and film cost amortization for the three months ended March 31, 1997 decreased by approximately $260,000 as compared to the same period in 1996. The decline is primarily attributable to the elimination of film amortization resulting from suspension of CPV's production activities in 1996. Also contributing to the decline is the decrease in revenues from CVS which resulted in a corresponding reduction in producer royalties.

Satellite, Playback and Uplink Expenses

         Satellite, playback and uplink expenses from continuing operations for the three months ended March 31, 1997 were approximately the same as in the corresponding period in 1996.

         For the three months ended March 31, 1997 and prior to the amendment described below, the Company accounted for the Transponder Agreement with Loral (which acquired AT&T's satellite business) as a capital lease and recognized total expenses attributable to the Transponder Agreement of approximately $2.0 million, comprised of depreciation expense and interest expense of approximately $1.0 million each. Had the Transponder Agreement been accounted for as an operating lease, the Company would have recognized approximately $0.4 million less in total expenses for the three months ended March 31, 1997.

         On January 11, 1997, as a result of AT&T losing contact with and declaring Telstar 401 permanently out of service, AT&T permanently one of the Company's unprotected transponders and transferred it to another AT&T customer. This resulted in the reduction of the Company's monthly satellite transponder costs from $635,000 to $520,000 per month. In addition, on March 31, 1997, the Company and Loral amended the Transponder Agreement to shorten the agreement's term, originally scheduled to expire at the end of the satellite's useful life, to October 31, 2004. As a result of this amendment, the Transponder Agreement was classified as an operating lease commencing on March 31, 1997. As a result of the pre-emption and the amendment of the Transponder Agreement, the Company realized a non-recurring gain attributable to the Transponder Agreement of approximately $2.3 million.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses for the three months ended March 31, 1997 increased by approximately $0.2 million as compared to the same period in 1996. The rise is primarily attributable to increased costs associated with the continued development of Spice Networks and an increase to bad debt reserve.

Depreciation of Fixed Assets and Amortization of Goodwill

         Depreciation of fixed assets and amortization of goodwill decreased by approximately $0.2 million to approximately $1.7 million for the three months ended March 31, 1997 as compared to the same period in 1996. The decline in depreciation expense was primarily attributable to the reduction in the carrying value of the capitalized transponder costs on January 11, 1997 which was a direct result of the pre-emption of one of the Company's transponders. Offsetting this reduction was an increase in depreciation expense associated with the Company's operations facility.

Interest Expense

     Interest expense decreased by approximately $0.2 million to approximately $1.5 million for the three months ended March 31, 1997 as compared to the same period in 1996. The decrease is primarily attributable to the reduction in the carrying value of the capitalized transponder lease obligation. Offsetting this reduction is additional interest associated with new capital lease obligations and, in the first quarter of 1997, the increase in interest on the Company's new credit facility with Darla as compared to interest on the PNC credit facility in the corresponding period in 1996.

Liquidity and Capital Resources

         At March 31, 1997, the Company had a working capital deficit of approximately $4.7 million as compared to $6.1 million at December 31, 1996. The decrease in the deficit is primarily attributable to the amendment of the Transponder Agreement in the first quarter of 1997, which resulted in a reduction of current lease obligations.

         At December 31, 1996, the Company had a credit facility with PNC with a principal balance of $14.6 million. On January 15, 1997 the Company entered into agreements with PNC and Darla which resulted in the replacement of its credit facility with PNC. PNC settled the outstanding balance of the credit line, totaling $14.6 million, for $9.6 million in cash, a $0.4 million new term loan, and 600,000 warrants.

         The Darla agreement provided a term loan of $10.5 million, of which $9.6 was used to satisfy the PNC agreement and $0.9 million was used to finance loan acquisition fees. This agreement also made available a revolving line of credit totaling $3.5 million. The term loan and revolving line of credit have a term of 30 months. The outstanding balance of the credit line at March 31, 1997 was approximately $1.7 million.

         Net cash provided by operating activities from continuing operations was approximately $1.4 million for the three months ended March 31, 1997 as compared to a net cash used in operating activities from continuing operations of approximately $0.4 million for the same period in 1996. The increase in cash from operating activities from continuing operations was primarily attributable to net income in the period ended March 31, 1997 as compared to a loss in the same period in 1996.

         Net cash used in investing activities from continuing operations for the three months ended March 31, 1997 was comparable to the same period in 1996, $0.7 and $0.6 million, respectively. The two major components for both periods were the purchases of property and equipment and the licensing of movie libraries.

         Net cash used in financing activities was approximately $1.5 million for the three months ended March 31, 1997 as compared to cash provided by financing activities of $1.1 million for the same period in 1996. The decrease in net cash from financing activities is primarily attributable to the Company's payment of four installments under its Transponder Agreement in 1997 as compared to no payments made in the corresponding quarter in 1996. As a result of cash flow problems in 1996, based on a agreement with AT&T (as predecessor to Loral) , the Company deferred the first quarter of 1996's Transponder Agreement payments until the second quarter of 1996. Also contributing to the decrease are the payments of deferred financing costs associated with the debt restructuring.

         The Company also had sources of cash from financing activities of approximately $1.0 million in each of the quarters ended March 31, 1997 and 1996. The 1997 source is a result of borrowing under the Company's new credit facility. This borrowing offsets the decreases in cash used in financing activities described in the preceding paragraph. The 1996 source is a result of third party investments in CVSP.

                           PART II - OTHER INFORMATION


Item 1:   Legal Proceedings

         1.  Capital Distribution, Inc. v. Spice, Inc., AAA
             File No. 13 140 00661 96 (see Note 9).

Item 6:  Exhibits and Reports on Form 8-K


(a)  Exhibits -   Exhibit 11.01 - Computation of Earnings Per Share

                  Exhibit 27.00 - Financial Data Schedule

(b)  Reports on Form 8-K -

     1. The Company filed a Current Report on Form 8-K dated January 9, 1997. Such report contained information under Item 4 reporting that Coopers & Lybrand, L.L.P. has ceased serving as the Company's independent auditors.

     2. The Company filed a Current Report on Form 8-K dated January 15, 1997. Such report contained the following information:

                  (i) Under Item 2, the Company reported the split-off of Spector Entertainment Group, Inc. from the Company;

                  (ii) Under Item 4, the Company reported that it had engaged Grant Thornton LLP as its independent auditors; and

                  (iii) Under Item 5, the Company reported that it had refinanced its senior credit facility, replacing the credit facility provided by PNC Bank, N.A. with a credit facility provided by Darla L.L.P., as assignee.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

                                            SPICE ENTERTAINMENT COMPANIES, INC.


Dated:  May 15, 1997

                                            By:      /s/ Harlyn C. Enholm
                                                     Harlyn C. Enholm
                                                     Executive Vice President
                                                     & Chief Financial Officer