Form 10-Q
period 1997-06-30
GRAFF PAY PER VIEW INC /DE/
filed 1997-08-14
CIK 839431

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                   FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 1997

OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR
         15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission file number                 0-21150

                    Spice Entertainment Companies, Inc.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

Delaware                                                 11-2917462
-------------------------------------------------------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)

                           536 Broadway, New York, NY  10012
-------------------------------------------------------------------------------
                   (Address of principal executive offices)

                                 (212) 941-1434
-------------------------------------------------------------------------------
                  (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.


Yes           X            No

Number of shares outstanding of Registrant's Common Stock as of July 31, 1997:
11,316,948.

                                       PART I
ITEM 1: FINANCIAL STATEMENTS
SPICE ENTERTAINMENT COMPANIES, INC. and SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

                                                                                                     June 30,        December 31,
                                                                                                       1997              1996
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                   (Unaudited)
Assets
Current assets:
     Cash and cash equivalents ...........................................................        $  1,965,000         $  2,663,000
     Accounts receivable, less allowance for doubtful accounts ...........................           4,889,000            4,801,000
     Income tax refund receivable ........................................................              28,000               28,000
     Prepaid expenses and other current assets ...........................................           1,514,000            1,325,000
     Deferred subscription costs .........................................................             151,000              132,000
     Due from related parties and officers ...............................................             377,000               23,000
     Net assets of discontinued operations ...............................................                --              2,550,000
                                                                                                  ------------         ------------
                    Total current assets .................................................           8,924,000           11,522,000

Property and equipment, net of accumulated depreciation ..................................           7,776,000           61,948,000
Due from related parties .................................................................                --                294,000
Library of movies ........................................................................           4,045,000            3,797,000
Cost in excess of net assets acquired, net of accumulated  amortization ..................          11,075,000           11,399,000
Deferred refinancing costs ...............................................................             510,000                 --
Other assets .............................................................................             701,000              352,000
                                                                                                  ------------         ------------
                    Total assets .........................................................        $ 33,031,000         $ 89,312,000
                                                                                                  ============         ============

Liabilities and Stockholders' Equity
Current liabilities:
    Current portion of obligations under capital leases ..................................        $    794,000         $  4,926,000
    Current portion of long-term debt ....................................................           2,159,000              817,000
    Royalties payable ....................................................................             637,000            2,322,000
    Accounts payable .....................................................................           3,765,000            2,319,000
    Accrued interest expenses payable ....................................................             537,000            1,118,000
    Accrued cost of discontinued operations ..............................................                --              1,800,000
    Accrued expenses payable .............................................................           2,863,000            2,395,000
    Current portion of accrued restructuring costs .......................................             750,000              820,000
    Current portion of deferred income ...................................................             326,000                 --
    Deferred subscription revenue ........................................................             802,000            1,121,000
                                                                                                  ------------         ------------
                    Total current liabilities ............................................          12,633,000           17,638,000

Obligations under capital leases .........................................................           1,224,000           53,759,000
Long-term debt ...........................................................................          10,904,000           14,652,000
Accrued restructuring costs ..............................................................             350,000              700,000
Deferred compensation ....................................................................             281,000              269,000
                                                                                                  ------------         ------------
                    Total liabilities ....................................................          25,392,000           87,018,000
                                                                                                  ------------         ------------
Commitments and contingencies

Stockholders' equity
Preferred stock, $.01 par value; authorized 10,000,000 shares;
  24,250 issued and outstanding at June 30, 1997 .........................................                --                   --
Common stock, $.01 par value; authorized 25,000,000 shares;
  11,339,948 and 11,357,928 shares issued and outstanding at
  June 30, 1997 and December 31, 1996 ....................................................             113,000              113,000
    Additional paid-in capital ...........................................................          26,127,000           22,645,000
    Unearned compensation ................................................................            (505,000)            (765,000)
    Accumulated deficit ..................................................................         (18,759,000)         (21,338,000)
    Cumulative translation adjustment ....................................................           1,801,000            1,639,000
                                                                                                  ------------         ------------
                                                                                                     8,777,000            2,294,000
Less cost of common stock held in treasury, 700,000 shares at June 30, 1997 ..............          (1,138,000)                --
                                                                                                  ------------         ------------
                    Total stockholders' equity ...........................................           7,639,000            2,294,000
                                                                                                  ------------         ------------
                    Total liabilities and stockholders' equity ...........................        $ 33,031,000         $ 89,312,000
                                                                                                  ============         ============
The accompanying notes are an integral part of these consolidated financial statements.

SPICE ENTERTAINMENT COMPANIES, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS of OPERATIONS
(Unaudited)

                                                                          THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                               JUNE 30,                         JUNE 30,
-----------------------------------------------------------------------------------------------------------------------------------
                                                                         1997            1996            1997            1996
                                                                     ------------    ------------    ------------    ------------
Revenues: ........................................................   $  8,814,000    $  8,400,000    $ 17,575,000    $ 17,156,000
                                                                     ------------    ------------    ------------    ------------

Operating expenses:
    Salaries, wages and benefits .................................      2,008,000       1,900,000       3,951,000       3,997,000
    Producer royalties and library amortization ..................        428,000       1,460,000       1,549,000       2,837,000
    Satellite costs ..............................................      1,897,000         320,000       2,371,000         879,000
    Selling, general and administrative expenses .................      2,537,000       2,916,000       5,496,000       5,630,000
    Depreciation of fixed assets and amortization of goodwill ....        634,000       1,844,000       2,284,000       3,679,000
                                                                     ------------    ------------    ------------    ------------
Total operating expenses .........................................      7,504,000       8,440,000      15,651,000      17,022,000
                                                                     ------------    ------------    ------------    ------------

                    Total income (loss) from operations ..........      1,310,000         (40,000)      1,924,000         134,000

Interest expense .................................................        640,000       1,608,000       2,156,000       3,271,000
Minority interest ................................................       (242,000)       (298,000)       (680,000)       (463,000)
Gain from transponder lease amendment ............................           --              --        (2,348,000)            --
Gain on disposition of AGN .......................................           --          (875,000)           --          (875,000)
                                                                     ------------    ------------    ------------    ------------

Income (loss) from continuing operations before
  provision for income taxes .....................................        912,000        (475,000)      2,796,000      (1,799,000)

Provision for income taxes .......................................         85,000           9,000         252,000          51,000
                                                                     ------------    ------------    ------------    ------------

                    Net income (loss) from continuing operations .        827,000        (484,000)      2,544,000      (1,850,000)

Income from discontinued operations of SEG,
  net of income taxes ............................................           --           267,000            --            22,000

Extraordinary gain on debt restructuring .........................           --              --           143,000            --
                                                                     ------------    ------------    ------------    ------------
Net income (loss) ................................................        827,000        (217,000)      2,687,000      (1,828,000)

Dividends on preferred stock .....................................         59,000            --           108,000            --
                                                                     ------------    ------------    ------------    ------------
Net income (loss) attributable to common stock ...................   $    768,000    ($   217,000)   $  2,579,000    ($ 1,828,000)
                                                                     ============    ============    ============    ============

Earnings per common share
  Primary
      From continuing operations ................................   $       0.07    ($      0.04)   $       0.21    ($      0.16)
      Extraordinary item ........................................           --              --              0.01            --
      Discontinued operations ...................................           --              0.02            --              --
                                                                    ------------    ------------    ------------    ------------
Earnings (loss) per common share ................................   $       0.07    ($      0.02)   $       0.22    ($      0.16)
                                                                    ============    ============    ============    ============

  Fully Diluted
      From continuing operations ................................   $       0.06    ($      0.04)   $       0.20    ($      0.16)
      Extraordinary item ........................................           --              --              0.01            --
      Discontinued operations ...................................           --              0.02            --              --
                                                                    ------------    ------------    ------------    ------------
Earnings (loss) per common share ................................   $       0.06    ($      0.02)   $       0.21    ($      0.16)
                                                                    ============    ============    ============    ============

Weighted average number of shares outstanding:
  Primary .......................................................     11,703,000      11,366,000      11,525,000      11,362,000
                                                                    ============    ============    ============    ============

  Fully Diluted .................................................     12,837,000      11,366,000      12,841,000      11,362,000
                                                                    ============    ============    ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

SPICE ENTERTAINMENT COMPANIES, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENT of STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 1997
(Unaudited)



                                                    Additional                                Cumulative
                               Common    Preferred   Paid-in       Unearned     Accumulated   Translation   Treasury
                                Stock     Stock      Capital     Compensation     Deficit     Adjustment      Stock        Total
                              ---------- --------- ------------- ------------  -------------- ------------ ------------ ------------
Balance at January 1, 1997     $113,000   $   -     $22,645,000     ($765,000)  ($21,338,000)  $1,639,000   $     -      $2,294,000

Issuance of Preferred Stock
  and warrants in connection
  with the debt restructuring                         3,528,000                                                           3,528,000

Issuance of warrants
  in connection with a
  consulting agreement                                  205,000                                                             205,000

Issuance of common stock                                  8,000                                                               8,000

Cancellation of
restrictive stock                                      (259,000)      146,000                                              (113,000)

Pro rata share of
  restricted stock grant
  to an executive officer                                             114,000                                               114,000

Treasury stock acquired
  in connection with the
  sale of SEG                                                                                               (1,138,000)  (1,138,000)

Net income attributable
  to common stock                                                                  2,687,000                              2,687,000

Dividend                                                                            (108,000)                              (108,000)

Foreign currency
  translation adjustment                                                                          162,000                   162,000

                              ---------- --------- ------------- ------------  -------------- ------------ ------------ -----------
Balance at June 30, 1997       $113,000   $   -     $26,127,000     ($505,000)  ($18,759,000)  $1,801,000  ($1,138,000)  $7,639,000
                              ========== ========= ============= ============= ============== ============ ============ ===========

The accompanying notes are an integral part of these consolidated financial statements.

SPICE ENTERTAINMENT COMPANIES, INC., and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                                              SIX MONTHS ENDED
                                                                                                                   JUNE 30,
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                        1997                1996
                                                                                                    -----------         -----------
Cash flows from operating activities:
     Net income (loss) .....................................................................        $ 2,687,000         ($1,828,000)
                                                                                                    -----------         -----------
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Income from discontinued operations ....................................................               --               (22,000)
    Depreciation and amortization of fixed assets ..........................................          1,960,000           3,357,000
    Gain on transponder lease amendment ....................................................         (2,348,000)               --
    Extraordinary gain on debt restructuring ...............................................           (143,000)               --
    Gain on disposition of AGN .............................................................               --              (875,000)
    Other, net .............................................................................               --                31,000
    Amortization of deferred refinancing costs .............................................             62,000                --
    Amortization of goodwill ...............................................................            324,000             322,000
    Amortization of films and CD-ROM cost ..................................................               --               335,000
    Amortization of library of movies ......................................................          1,139,000             629,000
    Provision for bad debts ................................................................            690,000              28,000
    Compensation satisfied through the issuance of common stock ............................              2,000                --
    Consulting expense satisfied through the issuance of warrants ..........................            205,000                --
    Deferred compensation expense ..........................................................             12,000              47,000
    Minority interest ......................................................................           (680,000)           (463,000)
    Changes in assets and liabilities:
         (Increase) decrease in accounts receivable ........................................           (778,000)            925,000
         Decrease in prepaid expenses and other current assets .............................             11,000             156,000
         (Increase) decrease in deferred subscription costs ................................            (19,000)            238,000
         Decrease (increase) in other assets ...............................................             26,000             (14,000)
         Decrease in royalties payable .....................................................         (1,685,000)           (497,000)
         Increase in accounts payable and accrued expenses .................................          1,132,000             599,000
         Decrease in accrued restructuring costs ...........................................           (420,000)         (1,334,000)
         Increase in deferred income .......................................................            326,000                --
         Decrease in deferred subscription revenue .........................................           (319,000)           (874,000)
                                                                                                    -----------         -----------
                   Total adjustments .......................................................           (503,000)          2,588,000
                                                                                                    -----------         -----------
                   Net cash provided by operating activities
                    from continuing operations .............................................          2,184,000             760,000
                   Net cash provided by operating activities
                    from discontinued operations ...........................................               --               865,000
                                                                                                    -----------         -----------
                   Net cash provided by operating activities ...............................          2,184,000           1,625,000
                                                                                                    -----------         -----------
Cash flows from investment activities:
         Purchase of property and equipment ................................................           (429,000)           (297,000)
         Purchase of rights to library of movies ...........................................         (1,387,000)           (983,000)
         Investment in TeleSelect ..........................................................               --               (67,000)
         Proceeds on sale of TeleSelect ....................................................               --             3,244,000
                                                                                                    -----------         -----------
                   Net cash (used in) provided by investing activities
                    from continuing operations .............................................         (1,816,000)          1,897,000
                   Net cash used in investing activities
                    from discontinued operations ...........................................               --              (444,000)
                                                                                                    -----------         -----------
                   Net cash (used in) provided by investing activities .....................         (1,816,000)          1,453,000
                                                                                                    -----------         -----------
Cash flows from financing activities:
         Proceeds from issuance of common stock and detachable warrants ....................              8,000              27,000
         Proceeds from capital contributed to CVSP by a third party ........................            780,000           1,000,000
         Proceeds from issuance of long-term debt ..........................................          1,015,000                --
         Increase in loans receivable from related parties .................................            (60,000)             (2,000)
         Repayment of long-term debt and  capital leases obligations .......................         (2,237,000)         (2,598,000)
         Deferred refinancing costs ........................................................           (572,000)               --
                                                                                                    -----------         -----------
                   Net cash used in financing activities
                    from continuing operations .............................................         (1,066,000)         (1,573,000)
                   Net cash used in financing activities
                    from discontinued operations ...........................................               --              (421,000)
                                                                                                    -----------         -----------
                   Net cash used in financing activities ...................................         (1,066,000)         (1,994,000)
                                                                                                    -----------         -----------
                   Net (decrease) increase in cash and cash equivalents ....................           (698,000)          1,084,000
   Cash and cash equivalents, beginning of the period ......................................          2,663,000           1,292,000
                                                                                                    -----------         -----------
                   Cash and cash equivalents, end of the period ............................        $ 1,965,000         $ 2,376,000
                                                                                                    ===========         ===========
The accompanying notes are an integral part of these consolidated financial statements.

SPICE ENTERTAINMENT COMPANIES, and SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 1997 (unaudited)
------------------------------------------------------------------------------

1. In the opinion of Spice Entertainment Companies, Inc. and its wholly-owned subsidiaries and a majority-owned partnership (the "Company"), the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1997 and the results of operations and cash flows for the three and six months ended June 30, 1997 and 1996.

2. The results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

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

4. On August 31, 1995, the Company acquired Spector Entertainment Group, Inc. ("SEG") (which provides satellite simulcasting and television production services to the pari-mutuel industry) in exchange for 700,000 shares of the Company's Common Stock. On February 7, 1997, the Company split off SEG to the former shareholders of the wholly-owned subsidiary in exchange for the 700,000 shares of Common Stock of the Company they received in the original merger between SEG and the Company. SEG is accounted for as a discontinued operation in the accompanying consolidated financial statements.

5. On January 11, 1997, as a result of AT&T losing contact with and declaring Telstar 401 permanently out of service, AT&T pre-empted one of the Company's unprotected transponders and transferred it to another AT&T customer. This resulted in the reduction of the Company's satellite transponder payments from $635,000 to $520,000 per month.

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

6. On January 15, 1997 the Company negotiated agreements with PNC Bank N.A. ("PNC") and Darla L.L.C. ("Darla"), as assignee, which resulted in the replacement of the Company's credit facility with PNC. PNC settled the outstanding balance of the credit facility, totaling $14.6 million, for $9.6 million in cash, a new $400,000 term loan, and 597,000 warrants exercisable at $2.06 per share. The new PNC agreement canceled the 100,000 warrants previously issued to PNC which had an exercise price of $3.88 per share.

     The Darla agreement provided a term loan of $10.5 million, of which $9.6 million was used to satisfy the cash portion of the PNC agreement and $0.9 million which financed loan acquisition fees. Additionally, this agreement included a revolving line of credit totaling $3.5 million, of which $1.8 million has been drawn down as of June 30, 1997. The term loan and the revolving line of credit mature in July, 1999. The loan bears interest at 5% over the Citibank prime rate but not less than 13%. Three percentage points of the interest may be accrued and added to the principal of the loan and will be forgiven if the Darla credit facility is paid in full before January 15, 1999.

SPICE ENTERTAINMENT COMPANIES, and SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 1997  (unaudited) CONTINUED
-------------------------------------------------------------------------------

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

     On June 3, 1997, the parties executed an agreement to dissolve the partnership. Under the terms of the dissolution agreement WCTV agreed to pay the company $580,000, representing past and future transponder services, and contribute an additional $1,030,000 to the partnership. The additional contribution approximates the funding required to wind down the partnership.

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

     EMI expanded its operations and now operates four explicit television networks in the DTH market. The Company's agreements with EMI have been modified. At June 30, 1997, the Company provided transponder services on two transponders and playback services for two of EMI's networks from the Company's master control and digital playback facility.

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

10. Section 505 of the Telecommunications Act of 1996 requires cable operators to fully scramble the audio and video signal of television channels such as the Spice Networks or block the channels between 6:00 a.m. and 10:00 p.m. The Company challenged the constitutionality of Section 505 but the Supreme Court affirmed a lower court's ruling upholding the constitutionality of Section 505. As a result, Section 505 became effective on May 18, 1997. Section 505 will adversely effect the Company's revenues. The amount of the revenue impact depends on several factors, most of which are outside of the Company's control.

11. The accrued restructuring reserve at December 31, 1996, March 31, 1997 and June 30, 1997 was approximately $1.5 million, $1.3 million and $1.1 million, respectively. The reduction in the accrued restructuring reserve is principally attributable to severance payments to two former senior executive officers. The Company's severance obligation to the former officers will expire at the end of 1998.

12. On July 31, 1997, the Company through its wholly-owned subsidiary The Home Video Channel Limited ("HVC") sold a 51% interest in Danish Satellite TV a/s ("DSTV") which operates a European satellite delivered subscription network based in Denmark. The new majority shareholder of DSTV is Societe E Responsabilite Limited Parkas ("PARKAS"). The agreement requires PARKAS to retain substantially all the profits and expenses from DSTV's operations. The Company, through its wholly-owned subsidiary Spice Productions, Inc., also agreed to license pictures from its adult library to PARKAS.

13. Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share," which supersedes APB Opinion No. 15, "Earnings per Share," was issued in February 1997. SFAS 128 requires dual presentation of basic and diluted earnings per share ("EPS") for complex capital structures on the face of the Statement of Operations income statement. Basic EPS is computed by dividing income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock, such as stock options. SFAS 128 is required to be adopted for year-end 1997; earlier application is not permitted. The Company believes that the basic EPS will be higher than primary EPS because of the exclusion of dilutive stock options and that the diluted EPS will approximate primary EPS because of the inclusion of the dilutive stock options.

     Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure," ("SFAS 129"), was issued in February 1997. In addition, Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") was issued in June 1997. The Company does not expect SFAS 129 or SFAS 130 to result in any substantive changes in its disclosure.

ITEM 2:  MANAGEMENT DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS of OPERATIONS
SPICE ENTERTAINMENT COMPANIES, INC. and SUBSIDIARIES CONTINUED
-------------------------------------------------------------------------------


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

     For the six and three months ended June 30, 1997, the Company reported net income of $2.6 and $0.8 million as compared to net losses of $1.8 and $0.2 million for the same periods in 1996. The income for the six months ended June 30, 1997 is primarily attributable to the gain on the amendment of the Company's transponder services agreement of $2.3 million. (See Note 5) Also contributing was income from operations of $1.9 million as well as the allocation of the losses from CVSP of $0.7 million to the minority partner which was included in income from operations. Offsetting these income sources was interest expense of $2.2 million, primarily attributable to interest on the capitalized transponder services agreement prior to its amendment and borrowings under the Company's new credit facility. (See Note 6)

     Income of $0.8 million for the three months ended June 30, 1997 was primarily attributable to income from operations of $1.3 million and the allocation of losses from CVSP of $0.2 million to the minority partner, which was included in income from operations. Offsetting these income sources was interest expense of $0.6 million.

Revenues

     Total revenues for both the six and three months ended June 30, 1997 increased by approximately $0.4 million as compared to the same periods in 1996. Revenue growth came from the Spice Networks cable and domestic direct broadcast satellite system ("DBS") markets totaling approximately $1.1 million and $0.6 million for the six and three months ended June 30, 1997 as compared to the same periods in 1996. The Company also generated revenue of approximately $2.2 million and $1.2 million from the sale of its excess transponder capacity for the six and three months ended June 30, 1997. Offsetting these gains was a decline in revenue attributable to the Company ceasing distribution of its adult networks in the domestic direct-to-home C-band satellite dish ("DTH") market and a decline in revenue from the European DTH markets totaling approximately $1.6 million and $0.6 million for the six and three months ended June 30, 1997. Also offsetting the revenue sources was a decrease of approximately $0.7 million and $0.4 million for the six and three months ended June 30, 1997, as a result of the Company's suspension of production and licensing activities of its wholly-owned subsidiary, CPV Productions, Inc. Revenues from the Cable Video Store network ("CVS"), the domestic hit movies pay-per-view service operated by CVSP, decreased by approximately $1.5 million and $1.0 million for the six and three months ended June 30, 1997 as compared to the same periods in 1996 as a result of the decision to wind down the CVSP operations in the first quarter of 1997.

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

     Revenues from the European operations have decreased by approximately
$0.7 million and $0.2 million for the six and three months ended June 30, 1997 as compared to the same periods in 1996. The decline in revenues is directly attributable to continued competition in the European DTH market. The Company is evaluating various alternatives in an effort to reverse this trend.

     Revenues from the Spice Networks cable and the domestic DBS markets increased by approximately $1.1 million (14%) and $0.6 million (15%) for the six and three months ended June 30, 1997, respectively, as compared to the same periods in 1996. The Company increased the number of addressable households with access to the Spice Networks at June 30, 1997 by approximately 19% as compared to June 30, 1996. The percentage increase in addressable households was more than the percentage increase in revenues because of a decrease in license fees. This reduction in license fees is a result of increased competition in the Company's market segment and the growing concentration in the ownership of cable systems by multiple system operators ("MSOs). The Company's top seven MSO customers and DirecTV, the DBS provider which carries the Spice Network, account for over 75% of the Company's domestic cable and DBS revenues.

Salaries, Wages and Benefits

     Salaries, wages and benefits for the six and three months ended June
30, 1997 were comparable to the same periods in 1996. The Company reduced corporate administrative salaries primarily through the consolidation of employee functions. Offsetting this reduction were increases as a result of the expansion of the Network Operations facilities as well as increases in the area of sales and marketing.

Producer royalties and film cost amortization

     Producer royalties and film cost amortization for the six and three months ended June 30, 1997 decreased by approximately $1.3 million and $1.0 million as compared to the same periods in 1996. The decline is primarily attributable to the elimination of film amortization resulting from suspension of CPV's production activities in 1996 and the decline in revenues from the Cable Video Store Network which resulted in a corresponding reduction in producer royalties.

Satellite, Playback and Uplink Expenses

     Satellite, playback and uplink expenses from continuing operations for the six and three months ended June 30, 1997 increased by approximately $1.5 million and $1.6 million as compared to the corresponding periods in 1996. The increase is primarily attributable to the amendment of the Loral lease on March 31, 1997 and the corresponding reclassification of the lease as an operating lease from a capital lease. For both the six and three months ended June 30 ,1997 the Company recognized an additional $1.5 million of satellite expenses and reductions in interest of $0.9 million and depreciation of $1.0 million as a result of the Loral lease amendment.

     For the three months ended March 31, 1997 and prior to the Loral lease amendment described below, the Company accounted for the Transponder Agreement with Loral (which acquired AT&T's satellite business) as a capital lease and recognized total expenses attributable to the Transponder Agreement of approximately $2.0 million, comprised of depreciation expense and interest expense of approximately $1.0 million each. Had the Transponder Agreement been accounted for as an operating lease, the Company would have recognized approximately $0.4 million less in total expenses for the six and three months ended June 30, 1997.

     On January 11, 1997, as a result of AT&T losing contact with and declaring Telstar 401 permanently out of service, AT&T permanently pre-empted one of the Company's unprotected transponders and transferred it to another AT&T customer. This resulted in the reduction of the Company's monthly satellite transponder costs from $635,000 to $520,000 per month. In addition, on March 31, 1997, the Company and Loral amended the Transponder Agreement to shorten the agreement's term, originally scheduled to expire at the end of the satellite's useful life, to October 31, 2004. As a result of the Loral lease amendment, the Transponder Agreement was classified as an operating lease commencing on March 31, 1997 and the Company realized a non-recurring gain attributable to the Transponder Agreement of approximately $2.3 million.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses for the six and three months ended June 30, 1997 decreased by approximately $0.1 million and $0.4 million as compared to the same periods in 1996. The reduction in the selling, general and administrative expenses resulted from streamlining international operations in the first quarter of 1997 as well as the wind down and suspension of the CVSP operations in the second quarter of 1997. Offsetting these reductions was an increase in costs in 1997, associated with the continued development of Spice Networks and an increase to the bad debt reserve.

Depreciation of Fixed Assets and Amortization of Goodwill

     Depreciation of fixed assets and amortization of goodwill decreased by approximately $1.4 million and $1.2 million in the six and three months ended June 30, 1997, as compared to the same periods in 1996. The decline in depreciation expense was primarily attributable to the amendment of the Transponder Agreement and the corresponding accounting treatment which resulted in the Transponder Agreement being accounted for as a operating lease as of March 31, 1997.

Interest Expense

     Interest expense decreased by approximately $1.1 million and $1.0 million in the six and three months ended June 30, 1997, as compared to the same periods in 1996. The decline in interest expense was primarily attributable to the amendment of the Transponder Agreement and the corresponding accounting treatment which resulted in the Transponder Agreement being accounted for as an operating lease as of March 31, 1997. Offsetting this reduction is additional interest associated with new capital lease obligations as compared to the first six months of 1996 and the increase in interest on the Company's new credit facility with Darla as compared to interest on the PNC credit facility in the corresponding periods in 1996.

Liquidity and Capital Resources

     At June 30, 1997, the Company had a working capital deficit of approximately $3.7 million as compared to a deficit of approximately $6.1 million at December 31, 1996. The decrease in the deficit is primarily attributable to the amendment of the Transponder Agreement in the first quarter of 1997, which resulted in a reduction of current lease obligations.

     At December 31, 1996, the Company had a credit facility with PNC with a principal balance of $14.6 million. On January 15, 1997 the Company entered into agreements with PNC and Darla which resulted in the replacement of its credit facility with PNC. PNC settled the outstanding balance of the credit line, totaling $14.6 million, for $9.6 million in cash, a $0.4 million new term loan, and 597,000 warrants.

     The Darla agreement provided a term loan of $10.5 million, of which $9.6 was used to satisfy the PNC agreement and $0.9 million was used to finance loan acquisition fees. This agreement also made available a revolving line of credit totaling $3.5 million. The term loan and revolving line of credit have a term of 30 months. The outstanding balance of the credit line at June 30, 1997 was approximately $1.8 million.

     Net cash provided by operating activities from continuing operations was approximately $2.2 million for the six months ended June 30, 1997, as compared to $0.8 million for the same period in 1996. The increase in cash from operating activities from continuing operations was primarily attributable to net income for the six months ended June 30, 1997, as compared to a loss in the same period in 1996.

     Net cash used in investing activities from continuing operations was approximately $1.8 million for the six months ended June 30, 1997, as compared to net cash provided from investing activities of approximately $1.9 million for the same period in 1996. The decrease is primarily attributable to the proceeds from the Company's sale of its investment in TeleSelect for approximately $3.2 million in the second quarter of 1996. In addition the Company reported a use of cash in investing activities from additional investment in its library of movies of $1.4 million and $1.0 million for each of the six months ended June 30, 1997 and 1996, respectively.

     Net cash used in financing activities from continuing operations was approximately $1.1 million for the six months ended June 30, 1997, as compared to $1.6 million for the same period in 1996. The decrease was primarily attributable to additional proceeds from the new credit facility offset by financing costs paid in the six months ended June 30, 1997.

     For the six months ended June 30, 1997 and 1996, the Company reported sources of cash from continuing financing activities of $0.8 million and $1.0 million, respectively, from third party investments in CVSP. The Company also reported uses of cash of $2.2 million and $2.6 million for the six months ended June 30, 1997 and 1996 from the repayment of the long-term debt and capital lease obligations for each of the respective periods.

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

                                            SPICE ENTERTAINMENT COMPANIES, INC.


Dated:  August 14, 1997

                                            By:/s/ Harlyn C. Enholm
                                            -----------------------------------
                                            Harlyn C. Enholm
                                            Executive Vice President
                                            & Chief Financial Officer