Form 10-Q
period 1997-09-30
SPICE ENTERTAIMENT COMPANIES INC
filed 1997-11-14
CIK 839431

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                   FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 1997

OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR
         15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission file number                 0-21150

                    Spice Entertainment Companies, Inc.
________________________________________________________________________________
            (Exact name of registrant as specified in its charter)

Delaware                                                 11-2917462
________________________________________________________________________________
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                           Identification No.)

                           536 Broadway, New York, NY  10012
________________________________________________________________________________
                   (Address of principal executive offices)

                                 (212) 941-1434
________________________________________________________________________________
                  (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.


Yes          [ X ]          No [  ]

Number of shares outstanding of Registrant's Common Stock as of
October 31, 1997:   11,343,261.

                                     PART I

ITEM 1: FINANCIAL STATEMENTS
SPICE ENTERTAINMENT COMPANIES, INC. and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                                                  September 30,        December 31,
                                                                                                      1997                 1996
____________________________________________________________________________________________________________________________________
                                                                                                   (Unaudited)
Assets
Current assets:
     Cash and cash equivalents .........................................................         $  2,690,000          $  2,663,000
     Accounts receivable, less allowance for doubtful accounts .........................            4,970,000             4,801,000
     Income tax refund receivable ......................................................               28,000                28,000
     Prepaid expenses and other current assets .........................................            1,103,000             1,325,000
     Deferred subscription costs .......................................................                 --                 132,000
     Due from related parties and officers .............................................              361,000                23,000
     Net assets of discontinued operations .............................................                 --               2,550,000
                                                                                                 ------------          ------------
                    Total current assets ...............................................            9,152,000            11,522,000

Property and equipment, net of accumulated depreciation ................................            7,480,000            61,948,000
Due from related parties and officers ..................................................                 --                 294,000
Library of movies ......................................................................            3,984,000             3,797,000
Cost in excess of net assets acquired, net of accumulated amortization .................           10,913,000            11,399,000
Deferred refinancing costs .............................................................              449,000                  --
Other assets ...........................................................................              653,000               352,000
                                                                                                 ------------          ------------
                    Total assets .......................................................         $ 32,631,000          $ 89,312,000
                                                                                                 ============          ============

Liabilities and Stockholders' Equity
Current liabilities:
    Current portion of obligations under capital leases ................................         $    824,000          $  4,926,000
    Current portion of long-term debt ..................................................            2,565,000               817,000
    Royalties payable ..................................................................              496,000             2,322,000
    Accounts payable ...................................................................            1,692,000             2,319,000
    Accrued interest expenses payable ..................................................              688,000             1,118,000
    Accrued cost of discontinued operations ............................................                 --               1,800,000
    Accrued expenses payable ...........................................................            3,441,000             2,395,000
    Current portion of accrued restructuring costs .....................................              742,000               820,000
    Current portion of deferred income .................................................              218,000                  --
    Deferred subscription revenue ......................................................              470,000             1,121,000
                                                                                                 ------------          ------------
                    Total current liabilities ..........................................           11,136,000            17,638,000

Obligations under capital leases .......................................................            1,036,000            53,759,000
Long-term debt .........................................................................           10,410,000            14,652,000
Accrued restructuring costs ............................................................              175,000               700,000
Deferred compensation ..................................................................              287,000               269,000
                                                                                                 ------------          ------------
                    Total liabilities ..................................................           23,044,000            87,018,000
                                                                                                 ------------          ------------

Commitments and contingencies

Stockholders' equity
Preferred stock, $.01 par value; authorized 10,000,000 shares;
  24,250 issued and outstanding at September 30, 1997 ..................................                 --                    --
Common stock, $.01 par value; authorized 25,000,000 shares;
  11,343,261 and 11,357,928 shares issued and outstanding at
  September 30, 1997 and December 31, 1996 .............................................              113,000               113,000
    Additional paid-in capital .........................................................           26,597,000            22,645,000
    Unearned compensation ..............................................................             (459,000)             (765,000)
    Accumulated deficit ................................................................          (16,948,000)          (21,338,000)
    Cumulative translation adjustment ..................................................            1,422,000             1,639,000
                                                                                                 ------------          ------------
                                                                                                   10,725,000             2,294,000
Less cost of common stock held in treasury, 700,000 shares at
September 30, 1997 .....................................................................           (1,138,000)                 --
                                                                                                 ------------          ------------
                    Total stockholders' equity .........................................            9,587,000             2,294,000
                                                                                                 ------------          ------------
                    Total liabilities and stockholders' equity .........................         $ 32,631,000          $ 89,312,000
                                                                                                 ============          ============

        The accompanying notes are an integral part of these consolidated financial statements.


SPICE ENTERTAINMENT COMPANIES, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS of OPERATIONS
(Unaudited)

                                                                           THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                              SEPTEMBER 30,                    SEPTEMBER 30,
___________________________________________________________________________________________________________________________________
                                                                         1997             1996              1997             1996

                                                                    ------------     ------------     ------------     ------------
Revenues: ......................................................    $  8,364,000     $  7,968,000     $ 25,939,000     $ 25,124,000
                                                                    ------------     ------------     ------------     ------------

Operating expenses:
    Salaries, wages and benefits ...............................       1,771,000        1,875,000        5,722,000        5,872,000
    Producer royalties and library amortization ................         613,000        1,185,000        2,162,000        4,022,000
    Satellite costs ............................................       2,182,000          500,000        4,553,000        1,379,000
    Selling, general and administrative expenses ...............       3,003,000        2,826,000        8,499,000        8,456,000
    Depreciation of fixed assets and amortization of goodwill...         590,000        1,864,000        2,874,000        5,543,000
                                                                    ------------     ------------     ------------     ------------
Total operating expenses .......................................       8,159,000        8,250,000       23,810,000       25,272,000
                                                                    ------------     ------------     ------------     ------------

            Total income (loss) from operations ................         205,000         (282,000)       2,129,000         (148,000)

Interest expense ...............................................         635,000        1,566,000        2,791,000        4,837,000
Minority interest ..............................................            --           (277,000)        (680,000)        (740,000)
Gain from transponder lease amendment ..........................            --               --         (2,348,000)            --
Gain on disposition of DSTV ....................................        (352,000)            --           (352,000)            --
Gain on Nethold settlement .....................................        (740,000)            --           (740,000)            --
Gain on disposition of AGN .....................................      (1,316,000)            --         (1,316,000)        (875,000)
                                                                    ------------     ------------     ------------     ------------

Income (loss) from continuing operations before
  provision for income taxes ...................................       1,978,000       (1,571,000)       4,774,000       (3,370,000)

Provision for income taxes .....................................         135,000         (120,000)         387,000          (69,000)
                                                                    ------------     ------------     ------------     ------------

            Net income (loss) from continuing operations .......       1,843,000       (1,451,000)       4,387,000       (3,301,000)

Loss from discontinued operations of SEG,
  net of income taxes ..........................................            --           (193,000)            --           (169,000)

Extraordinary gain on debt restructuring .......................            --               --            143,000             --
                                                                    ------------     ------------     ------------     ------------
Net income (loss) ..............................................       1,843,000       (1,644,000)       4,530,000       (3,470,000)

Dividends on preferred stock ...................................          32,000             --            140,000             --
                                                                    ------------     ------------     ------------     ------------
Net income (loss) attributable to common stock .................    $  1,811,000     ($ 1,644,000)    $  4,390,000     ($ 3,470,000)
                                                                    ============     ============     ============     ============

Earnings per common share
  Primary
      From continuing operations ...............................    $       0.16     ($      0.12)    $       0.39     ($      0.30)
      Extraordinary item .......................................            --               --               0.01             --
      Discontinued operations ..................................            --              (0.02)            --              (0.01)
                                                                    ------------     ------------     ------------     ------------
Earnings (loss) per common share ...............................    $       0.16     ($      0.14)    $       0.40     ($      0.31)
                                                                    ============     ============     ============     ============

  Fully Diluted
      From continuing operations ...............................    $       0.15     ($      0.12)    $       0.35     ($      0.30)
      Extraordinary item .......................................            --               --               0.01             --
      Discontinued operations ..................................            --              (0.02)            --              (0.01)
                                                                    ------------     ------------     ------------     ------------
Earnings (loss) per common share ...............................    $       0.15     ($      0.14)    $       0.36     ($      0.31)
                                                                    ============     ============     ============     ============

Weighted average number of shares outstanding:
  Primary ......................................................      11,395,000       11,340,000       11,038,000       11,354,000
                                                                    ============     ============     ============     ============

  Fully Diluted ................................................      12,201,000       11,340,000       12,490,000       11,354,000
                                                                    ============     ============     ============     ============


                  The accompanying notes are an integral part of these consolidated financial statements.

SPICE ENTERTAINMENT COMPANIES, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENT of STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
(Unaudited)

                                                    Additional                               Cumulative
                               Common   Preferred    Paid-in      Unearned     Accumulated   Translation  Treasury
                               Stock      Stock      Capital    Compensation     Deficit     Adjustment    Stock           Total
                              --------  --------  ------------  ------------  -------------  -----------  ----------   -------------
Balance at January 1, 1997    $113,000  $--       $22,645,000   ($765,000)    ($21,338,000)  $1,639,000    $--           $2,294,000

Issuance of Preferred Stock
  and warrants in connection                                                                                              3,528,000
  with the debt restructuring                       3,528,000

Issuance of warrants
  in connection with a
  consulting agreement                                580,000                                                               580,000

Issuance of common stock                              103,000                                                               103,000

Cancellation of restrictive stock                    (259,000)    146,000                                                  (113,000)

Pro rata share of restricted
  stock grant to an
  executive officer                                               160,000                                                   160,000

Treasury stock acquired
  in connection with the
  sale of SEG                                                                                              (1,138,000)   (1,138,000)

Net income                                                                       4,530,000                                4,530,000

Dividend                                                                          (140,000)                                (140,000)

Foreign currency
  translation adjustment                                                                       (217,000)                   (217,000)
                              ========  ========  ============ =============  =============  ===========  ============ =============
Balance at September 30, 1997 $113,000  $--       $26,597,000   ($459,000)    ($16,948,000)  $1,422,000   ($1,138,000)   $9,587,000
                              ========  ========  ============ =============  =============  ===========  ============ =============

          The accompanying notes are an integral part of this consolidated financial statement.

SPICE ENTERTAINMENT COMPANIES, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                                         NINE MONTHS ENDED
                                                                                                           SEPTEMBER 30,
____________________________________________________________________________________________________________________________________
                                                                                                      1997                  1996
                                                                                                      ----                  ----
Cash flows from operating activities:
     Net income (loss) ...................................................................         $ 4,530,000          ($3,470,000)
                                                                                                   -----------          -----------
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
    Income from discontinued operations ..................................................                --               (169,000)
    Gain on disposition of AGN............................................................                --               (875,000)
    Depreciation and amortization of fixed assets ........................................           2,388,000            5,076,000
    Gain on transponder lease amendment ..................................................          (2,348,000)                --
    Extraordinary gain on debt restructuring .............................................            (143,000)                --
    Gain on sale of DSTV .................................................................            (352,000)                --
    DSTV cash balance on date of disposal of majority interest ...........................            (227,000)                --
    Amortization of deferred refinancing costs ...........................................             164,000                 --
    Amortization of goodwill and other intangibles .......................................             486,000              467,000
    Amortization of films and CD-ROM costs................................................                --                400,000
    Amortization of library of movies ....................................................           1,753,000            1,032,000
    Provision for bad debts ..............................................................             772,000              309,000
    Compensation satisfied through the issuance of common stock ..........................             160,000              121,000
    Cancellation of restricted stock granted to an executive officer .....................            (113,000)                --
    Consulting expense satisfied through the issuance of warrants ........................             580,000                 --
    Deferred compensation expense ........................................................              18,000               71,000
    Minority interest ....................................................................            (680,000)            (740,000)
    Changes in assets and liabilities:
         (Increase) decrease in accounts receivable ......................................            (843,000)           1,602,000
         (Increase) decease in prepaid expenses and other current assets .................            (206,000)             719,000
         Decrease in deferred subscription costs .........................................             133,000              297,000
         Decrease in other assets ........................................................              38,000               49,000
         Decrease in royalties payable ...................................................          (1,826,000)            (433,000)
         Increase (decrease) in accounts payable and accrued expenses ....................             393,000               68,000
         Decrease in accrued restructuring costs .........................................            (603,000)          (1,822,000)
         Increase in deferred income .....................................................             218,000                 --
         Decrease in deferred subscription revenue .......................................            (651,000)          (1,009,000)
                                                                                                   -----------          -----------
                   Total adjustments .....................................................            (889,000)           5,163,000
                                                                                                   -----------          -----------
                   Net cash provided by operating activities
                    from continuing operations ...........................................           3,641,000            1,693,000
                   Net cash provided by operating activities
                    from discontinued operations .........................................                --              1,107,000
                                                                                                   -----------          -----------
                   Net cash provided by operating activities .............................           3,641,000            2,800,000
                                                                                                   -----------          -----------
Cash flows from investment activities:
         Purchase of property and equipment ..............................................            (681,000)            (531,000)
         Proceeds on sale of equipment ...................................................                --                 40,000
         Purchase of rights to libraries of movies .......................................          (1,940,000)          (1,677,000)
         Investment in TeleSelect ........................................................                --                (67,000)
         Proceeds on sale of TeleSelect ..................................................                --              3,244,000
                                                                                                   -----------          -----------
                   Net cash (used in) provided by investing activities
                    from continuing operations ...........................................          (2,621,000)           1,009,000
                   Net cash used in investing activities
                    from discontinued operations .........................................                --               (490,000)
                                                                                                   -----------          -----------
                   Net cash (used in) provided by investing activities ...................          (2,621,000)             519,000
                                                                                                   -----------          -----------
Cash flows from financing activities:
         Proceeds from issuance of common stock and detachable warrants ..................             103,000               27,000
         Proceeds from capital contributed to CVSP by a third party ......................           1,030,000            1,000,000
         Proceeds from issuance of long-term debt ........................................           1,015,000                 --
         (Increase) decrease in loans receivable from related parties ....................             (44,000)             484,000
         Repayment of long-term debt and  capital leases obligations .....................          (2,484,000)          (3,899,000)
         Deferred refinancing costs ......................................................            (613,000)                --
                                                                                                   -----------          -----------
                   Net cash used in financing activities
                    from continuing operations ...........................................            (993,000)          (2,388,000)
                   Net cash used in financing activities
                    from discontinued operations .........................................                --               (617,000)
                                                                                                   -----------          -----------
                   Net cash used in financing activities .................................            (993,000)          (3,005,000)
                                                                                                   -----------          -----------
                   Net increase in cash and cash equivalents .............................              27,000              314,000
Cash and cash equivalents, beginning of the period .......................................           2,663,000            1,292,000
                                                                                                   -----------          -----------
                   Cash and cash equivalents, end of the period ..........................         $ 2,690,000          $ 1,606,000
                                                                                                   ===========          ===========

                  The accompanying notes are an integral part of these consolidated financial statements.

SPICE ENTERTAINMENT COMPANIES, and SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 (unaudited)
________________________________________________________________________________

1. In the opinion of Spice Entertainment Companies, Inc., its wholly-owned subsidiaries and a majority-owned partnership (the "Company"), the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1997, and the results of operations and cash flows for the nine and three months ended September 30, 1997 and 1996.

2. The results of operations for the nine and three months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

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

     On March 31, 1997, the Company and Loral (which acquired AT&T's satellite business) amended the Skynet Transponder Services Agreement (the "Transponder Agreement"). The term of the Transponder Agreement, which was to originally expire at the end of the satellite's useful life, was shortened to October 31, 2004. In consideration of the amendment, the Company granted Loral the right to pre-empt one of the Company's transponders after September 1, 1997. As a result of the amendment, the Transponder Agreement has been classified as an operating lease commencing on March 31, 1997.

     As a result of the two events described above, the Company realized a non-recurring gain of approximately $2.3 million in quarter ended March 31, 1997.

6. On January 15, 1997, the Company negotiated agreements with PNC Bank N.A. ("PNC") and Darla L.L.C. ("Darla"), as assignee, which resulted in the replacement of the Company's credit facility with PNC. PNC settled the outstanding balance of the credit facility, totaling $14.6 million, for $9.6 million in cash, a new $400,000 term loan and 597,000 warrants exercisable at $2.06 per share. The new PNC agreement canceled the 100,000 warrants previously issued to PNC, which had an exercise price of $3.88 per share.

     The Darla agreement provided a term loan of $10.5 million , of which $9.6 million was used to satisfy the cash portion of the PNC Agreement and $0.9 million financed loan acquisition fees. Additionally, this agreement included a revolving line of credit totaling $3.5 million of which $1.8 million has been drawn down as of September 30, 1997. The term loan and the revolving line of credit mature in July 1999. The loan bears interest at 5% over the Citibank prime rate but not less than 13%. Three percentage points of the interest may be accrued and added to the principal of the loan and will be forgiven if the Darla credit facility is paid in full before January 15, 1999.

     As part of the Darla transaction, the Company issued 24,250 shares of cumulative, convertible Series A Preferred Stock ("Preferred Stock"), with a $100 face and liquidation value per share and an 8.0% cumulative dividend, payable in additional shares of Preferred Stock at the Company's discretion. After two years, the Preferred Stock is convertible into the Company's Common Stock at a 10% discount from the then current market price of the Company's Common Stock.

SPICE ENTERTAINMENT COMPANIES, and SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997  (unaudited) CONTINUED
________________________________________________________________________________


     All the Company's assets, including the stock of its subsidiaries secure the loan. The loan also restricts payment of common stock dividends. The Darla loan agreement contains various financial covenants including minimum levels of revenues and adjusted EBITDA for each quarter. The Company did not meet these covenants for the quarter ended September 30, 1997. On November 14, 1997, Darla and the Company executed an amendment to the Darla loan agreement which waived the financial covenant violations for the quarter ended September 30, 1997 and revised the revenue and adjusted EBITDA covenants for the balance of the term.

7. On March 6, 1996, the Company contributed the Cable Video Store Network ("CVS"), a domestic pay-per-view hit movie service which the Company had operated since 1989, to a newly formed partnership, CVS Partners ("CVSP"). The other partner was Wiltech Cable Television Services, Inc. ("WCTV"), a subsidiary of The Williams Companies, Inc. CVSP ceased satellite distribution of the CVS network on March 31, 1997, and distribution via alternate means on May 31, 1997.

     On June 3, 1997, the parties executed an agreement to dissolve the partnership. Under the terms of the dissolution agreement, WCTV agreed to pay the Company $580,000, representing past and future transponder services, and contribute an additional $1,030,000 to the partnership. The additional contribution approximates the funding required to wind down CVSP.

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

     EMI expanded its operations and now operates four explicit television networks in the DTH market. The Company's agreements with EMI have been modified. As of September 30, 1997, the Company provided transponder services on three transponders and playback services for four of EMI's networks from the Company's master control and digital playback facility.

9. The Company was previously involved in an arbitration with Capital Distribution, Inc., d/b/a Cupid Network Television ("CNT") which has now been dismissed. The Company and CNT are parties to (i) an Amended and Restated Distribution Agreement under which CNT provides merchandising services promoted on the Spice Networks (the "Distribution Agreement") and (ii) a Telephone Services Agreement under which CNT provides audiotext services promoted on the Spice Network. The Company alleged that CNT breached the agreements and the Company attempted to terminate the agreements. CNT had obtained a temporary restraining order preventing the Company from terminating the agreements and also commenced an arbitration. The Company and CNT have executed a Settlement Agreement dated May 15, 1997, which provides, among other things, for (i) the dismissal of the arbitration, (ii) the termination of the Distribution Agreement with the shopping segments airing during the month of June, 1997, and (iii) the termination of the Telephone Agreement on May 31, 1999.

10. Section 505 of the Telecommunications Act of 1996 requires cable operators to fully scramble the audio and video signal of television channels such as the Spice Networks or block the channels between 6:00 a.m. and 10:00 p.m. The Company challenged the constitutionality of Section 505 but the Supreme Court affirmed a lower court's ruling upholding the constitutionality of Section 505. As a result, Section 505 became effective on May 18, 1997, and has adversely affected the Spice Networks cable revenues. Due to various outside factors that affect the Company's revenues and the recent implementation of Section 505, the Company at this time is unable to isolate and quantify the effect of Section 505 on the Company's results of operations.

11. Pursuant to a Joint Venture Agreement dated June 28, 1995, the Company formed American Gaming Network, J.V. ("AGN") with TV Games, Inc. ("TVG"), a wholly-owned subsidiary of Multimedia Games, Inc. ("MGAM"), to jointly develop and promote high stakes proxy play Class II tribal bingo games. The Company contributed approximately $1.4 million of intellectual property and working capital to AGN's capital. The Company had acquired the intellectual property from MGAM for cash and notes. In related transactions, the Company acquired for cash and notes 275,000 shares of MGAM's outstanding stock and a warrant to acquire an additional 175,000 shares at an exercise price of $3.50 per share (the "MGAM Warrant"). The parties were unable to agree on a business plan or a strategy for going forward with AGN.

     Pursuant to a Purchase Agreement dated June 28, 1996, the parties resolved their differences with the Company giving up its interest in AGN and the 275,000 shares of MGAM stock in exchange for (i) the cancellation of an aggregate of $775,000 of liabilities owed to MGAM and TVG, (ii) $100,000 pursuant to a note which was paid in 1996 and (iii) $400,000 due pursuant to a note due in three years. The Company retained the MGAM Warrant and the parties released each other. Due to the likelihood that the parties would not proceed forward with AGN and as part of the Company's restructuring at December 31, 1995, the Company wrote off its investment in AGN and the MGAM stock. As a result of the foregoing transaction, the Company recognized a non-recurring gain of $875,000 in the second quarter of 1996 and will recognize an additional non-recurring gain of $400,000 when the note is paid.

     The MGAM stock price increased significantly in 1997. In September, 1997 the Company exercised the MGAM Warrant and sold the175,000 shares of MGAM stock it received on exercise of the MGAM Warrant. The Company realized a gain on the sale of $1,316,000.

12. The accrued restructuring reserve at December 31, 1996, March 31, 1997, June 30, 1997, and September 30, 1997, was approximately $1.5 million, $1.3 million, $1.1 million and $0.9 million, respectively. The reduction in the accrued restructuring reserve is principally attributable to severance payments to two former senior executive officers. The Company's severance obligation to the former officers will expire at the end of 1998.

13. The Company entered into a series of transactions relating to Danish Satellite TV a/s ("DSTV"). Prior to these transactions DSTV was a wholly-owned subsidiary of Company which operated Eurotica, a European satellite delivered subscription network based in Denmark and distributed in the direct to home ("DTH") and cable markets. DSTV entered into a Facilities Agreement with Multimedia General Entertainment S.A. ("MGE") and Rendez-Vous Television A/S ("RDT") pursuant to which RDT agreed to pay for DSTV's costs in providing certain playback and uplink services for Eurotica and DSTV agreed to license Eurotica to RDT for distribution in the DTH market. Pursuant to an Agreement dated September 12, 1997, the Company sold 51% of the stock of DSTV to MGE. In related agreements, MGE agreed to license DSTV's existing library of adult films and agreed to license, over the next 12 months, 120 films from a wholly-owned subsidiary of the Company. As a result of these transactions, the Company realized a gain of $352,000 comprised of $45,000 in cash with the remainder a result of changing DSTV to the equity method of accounting.

14. In July, 1997, The Home Video Channel Limited ("HVC"), the Company's wholly owned UK subsidiary, and DSTV settled a breach of contract dispute with Nethold, realizing a $740,000 cash gain. Nethold was obligated to distribute HVC's and DSTV's television networks and provide related subscriber management services for a fixed period of time. Nethold withdrew from this business prior to the expiration of the term.

15. The Company terminated the employment of Christopher Yates as Managing Director of HVC on October 11, 1997. (Mr. Yates is currently a Company director.) Mr. Yates has alleged that the Company committed to extend his Service Agreement for a period of 18 months from October 11, 1997 and has also claimed that the Company owes him severance of approximately $330,000 under his Service Agreement and is seeking other damages. The Company and Mr., Yates are currently attempting to settle their differences. This dispute may result in litigation if an acceptable settlement cannot be reached.

16. Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share," which supersedes APB Opinion No. 15, "Earnings per Share," was issued in February, 1997. SFAS 128 requires dual presentation of basic and diluted earnings per share ("EPS") for complex capital structures on the face of the Statement of Operations income statement. Basic EPS is computed by dividing income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock, such as stock options. SFAS 128 is required to be adopted for year-end 1997; earlier application is not permitted. The Company believes that the basic EPS will be higher than primary EPS because of the exclusion of dilutive stock options and that the diluted EPS will approximate primary EPS because of the inclusion of the dilutive stock options.

     Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure," ("SFAS 129"), was issued in February 1997. In addition, Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") was issued in June, 1997. The Company does not expect SFAS 129 or SFAS 130 to result in any substantive changes in its disclosure.

ITEM 2:  MANAGEMENT DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS of OPERATIONS
SPICE ENTERTAINMENT COMPANIES, INC. and SUBSIDIARIES
________________________________________________________________________________

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

     For the nine and three months ended September 30, 1997, the Company reported net income of $4.5 million and $1.8 million as compared to net losses of $3.5 million and $1.6 million for the same periods in 1996. The income for the nine months ended September 30, 1997 was primarily attributable to the gain on the amendment of the Company's transponder services agreement of $2.3 million (See Note 5) and income from operations of $2.1 million. Also contributing to net income were the gains from the disposition of American Gaming Network of $1.3 million (See Note 11), HVC's settlement with Nethold of $0.7 million (See
Note 14), and the sale of a majority interest of DSTV of $0.4 million, as well as the allocation of the losses from CVSP to the minority partner which was included in income from operations of $0.7 million. Offsetting these income sources was interest expense of $2.8 million, which was primarily attributable to interest on the capitalized Transponder Services Agreement prior to its amendment and borrowings under the Company's credit facility with Darla (See
Note 6).

     The net income of $1.8 million for the three months ended September 30, 1997 was primarily attributable to the gains from the disposition of American Gaming Network, HVC's settlement with Nethold and the sale of a majority interest in DSTV. Offsetting these income sources was interest expense of $0.6 million, which was primarily attributable to the borrowings under the Company's credit facility with Darla.

Revenues

     Total revenues for the nine and three months ended September 30, 1997, increased by approximately $0.8 million and $0.4 million, respectively, as compared to the same periods in 1996. The revenue growth for the nine months ended September 30, 1997 was primarily attributable to an increase in revenues from the sale of excess transponder capacity of $3.6 million and the increase in revenues from the Spice Networks in the domestic cable and direct broadcast satellite system ("DBS") markets totaling approximately $0.9 million. Also contributing to the growth in revenue were increases, totaling $0.8 million, from audiotext services, Internet activities and film license fees. Offsetting these increases were declines in revenues from the Cable Video Store network of $2.2 million as a result of the decision to wind down operations in the first quarter of 1997 and the elimination of revenue, in the third quarter of 1996, from the distribution of its adult networks in the domestic direct-to-home C-band satellite dish ("DTH") market of $1.1 million. The Company also reported declines in revenue from the UK DTH markets totaling $0.9 million and a decline in revenue of $0.6 million from the Company's suspension of production and licensing activities of its wholly-owned subsidiary, CPV Productions Inc. ("CPV").

     The revenue growth for the three months ended September 30, 1997, as compared to the same period in 1996, was primarily attributable to the sale of excess transponder capacity of $1.0 million. Also contributing to the revenue growth were increases, totaling $0.5 million, in audiotext services, Internet activities, and film license fees. Offsetting these increases were declines in revenues from CVSP of $0.8 million and Spice Networks in the cable market of $0.5 million.

     As of September 30, 1997, Spice Network was available in approximately
22.0 million cable and DBS addressable channel households, representing a 19% increase from September 30, 1996. The revenue growth from the increase in addressable households was offset by a decrease in license fees and the effect of the implementation of Section 505 which resulted in a decline in buy rates for systems not in compliance with the regulation (See Note 10). The reduction in license fees was a result of continued competition in the Company's market segment and the continued concentration in the ownership of cable systems by multiple system operators ("MSO's"). The Company's top eight MSO's and DirecTV, the DBS provider, account for over 75% of the Company's domestic

ITEM 2:  MANAGEMENT DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS of OPERATIONS
SPICE ENTERTAINMENT COMPANIES, INC. and SUBSIDIARIES CONTINUED
________________________________________________________________________________

cable and DBS revenues. Management expects that downward pressure in license fees will be offset by continued subscriber growth and revenues from new services.

     The Company elected to cease distribution of the Spice Networks in the domestic DTH market on August 31, 1996, as a result of competition from several explicit adult services. These explicit adult services are not distributed by cable operators and, therefore, do not have an impact on Spice Networks in the cable market. The Company withdrew from the DTH market and commenced transmission of its programming in a digitally compressed format that cannot be received in the DTH market. As a result of the digital compression of the Spice Networks, the Company freed up two transponders for other uses.

     Revenues from international operations have decreased by approximately
$0.5 million and $0.2 million for the nine and three months ended September 30, 1997, as compared to the same periods in 1996. The decline was primarily attributable to declines in UK DTH revenue that was a result of continued competition in this market. Offsetting this decline was the addition of revenue from the new Asian markets in 1997. The Company's management is evaluating alternatives to strengthen its position and reverse this trend in the UK market. However, no assurances can be given that the Company will be successful in reversing the trend or strengthening its position in this market.

Salaries, Wages and Benefits

     Salaries, wages and benefits for the nine and three months ended
September 30, 1997, decreased by $0.2 million and $0.1 million, respectively, as compared to the same periods in 1996. The decline was primarily attributable to the Company's reduction of corporate administrative salaries, primarily through the consolidation of employee functions, and the elimination of CPV's activities in 1996. Offsetting this reduction were increases from expansion of the Network Operations facilities and increases in the area of sales and marketing.

Producer royalties and film cost amortization

     Producer royalties and film cost amortization for the nine and three months ended September 30, 1997 decreased by approximately $1.9 million and $0.6 million as compared to the same periods in 1996. The decline was primarily attributable to the elimination of film amortization resulting from suspension of CPV's production activities in 1996 and the decline in revenues from the Cable Video Store Network that resulted in a corresponding reduction in producer royalties.

Satellite, Playback and Uplink Expenses

     Satellite, playback and uplink expenses from continuing operations for the nine and three months ended September 30, 1997, increased by approximately $3.2 million and $1.7 million as compared to the corresponding periods in 1996. The increase was primarily attributable to the amendment of the Transponder Agreement on March 31, 1997 and the corresponding reclassification of the Transponder Agreement as an operating lease from a capital lease. For the nine and three months ended September 30, 1997, the Company included in satellite expense $3.1 million and $1.6 million respectively, of transponder payments under the Transponder Agreement which previously had been accounted for as a capital lease. For the same periods in 1996, the payments were treated as a reduction of debt under the capitalized lease obligation.

     For the three months ended March 31, 1997, and prior to the Loral Amendment described below, the Company accounted for the Transponder Agreement with Loral (which acquired AT&T's satellite business) as a capital lease and recognized total expenses attributable to the Transponder Agreement of approximately $2.0 million comprised of depreciation expense and interest expense of approximately $1.0 million each. Had the Transponder Agreement been accounted for as an operating lease, the Company would have recognized approximately $0.4 million less in total expenses for the nine and three months ended September 30, 1997.

     On January 11, 1997, as a result of AT&T losing contact with and declaring Telstar 401 permanently out of service, AT&T permanently pre-empted one of the Company's unprotected transponders and transferred it to another AT&T customer. This resulted in the reduction of the Company's monthly satellite transponder costs from $635,000 to $520,000 per month. In addition, on March 31, 1997, the Company and Loral amended the Transponder Agreement to shorten the Agreement's term, originally scheduled to expire at the end of the satellite's useful life, to October 31, 2004. As a result of the Loral Amendment, the Transponder Agreement was classified as an operating lease commencing on March 31, 1997, and the Company realized a non-recurring gain attributable to the Transponder Agreement of approximately $2.3 million.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses for the nine and three months ended September 30, 1997, were comparable to the same periods in 1996. Reductions in selling, general and administrative expenses resulted from the wind down and suspension of the CVSP operations in the second quarter of 1997 and the elimination of CPV's activities in 1996. Offsetting these reductions was an increase in costs in 1997, associated with the continued development of Spice Networks.

Depreciation of Fixed Assets and Amortization of Goodwill

     Depreciation of fixed assets and amortization of goodwill decreased by approximately $2.7 million and $1.3 million in the nine and three months ended September 30, 1997, as compared to the same periods in 1996. The decline in depreciation expense was primarily attributable to the amendment of the Transponder Agreement and the corresponding accounting treatment, which resulted in the Transponder Agreement being accounted for as a operating lease as of March 31, 1997.

Interest Expense

     Interest expense decreased by approximately $2.0 million and $0.9 million in the nine and three months ended September 30, 1997, as compared to the same periods in 1996. The decline in interest expense was primarily attributable to the amendment of the Transponder Agreement and the corresponding accounting treatment that resulted in the Transponder Agreement being accounted for as an operating lease as of March 31, 1997. Offsetting this reduction was the increase in interest on the Company's new credit facility with Darla as compared to interest on the PNC credit facility in the corresponding periods in 1996 and the additional interest associated with new capital lease obligations as compared to the first nine months of 1996.

Liquidity and Capital Resources

     At September 30, 1997, the Company had cash and cash equivalents of $2.7 million. The Company currently funds its operations from operating cash flow. The Company does not plan on making any material capital expenditures in the near future. The Company has drawn down $1.8 million on its $3.5 million revolving line of credit from Darla. This revolving line of credit and the term loan from Darla both mature on July 15, 1999 at which point the Company would have to obtain replacement financing.

     The loan agreement with Darla contains financial covenants; the Company did not meet two of the covenants, revenues and adjusted EBITDA, for the quarter ended September 30, 1997. On November 14, 1997, Darla and the Company executed an amendment to the loan agreement which waived the financial covenant violations for the quarter ended September 30, 1997 and revised the revenue and adjusted EBITDA covenants for the balance of the term of the Loan Agreement.

     At September 30, 1997, the Company had a working capital deficit of approximately $2.0 million as compared to a deficit of approximately $6.1 million at December 31, 1996. The decrease in the deficit was primarily attributable to the amendment of the Transponder Agreement in the first quarter of 1997 and the corresponding change in its accounting treatment. This resulted in the Transponder Agreement being accounted for as an operating lease as of March 31, 1997, thereby causing a reduction of current lease obligations. Also contributing to the decrease was a reduction of other current liabilities as a result of cash generated from net income for the nine months ended September 30, 1997.

     Net cash provided by operating activities from continuing operations was approximately $3.6 million for the nine months ended September 30, 1997, as compared to $1.7 million for the same period in 1996. The increase in cash from operating activities from continuing operations was primarily attributable to net income for the nine months ended September 30, 1997, as compared to a loss in the same period in 1996.

     Net cash used in investing activities from continuing operations was approximately $2.6 million for the nine months ended September 30, 1997, as compared to net cash provided from investing activities of approximately $1.0 million for the same period in 1996. The decrease was primarily attributable to the proceeds from the Company's sale of its investment in TeleSelect for approximately $3.2 million in the second quarter of 1996. In addition the Company reported a use of cash in investing activities from additional investment in its library of movies of $1.9 million and $1.7 million for each of the nine months ended September 30, 1997 and 1996, respectively.

     Net cash used in financing activities from continuing operations was approximately $1.0 million for the nine months ended September 30, 1997, as compared to $2.4 million for the same period in 1996. The decrease was primarily attributable to additional proceeds from the new credit facility offset by financing costs paid in the nine months ended September 30, 1997. Also contributing to the decrease was the amendment of the Transponder Agreement in the first quarter of 1997 and the corresponding change in accounting treatment.

     The Company reported sources of cash from continuing financing activities of $1.0 million for each of the nine months ended September 30, 1997 and 1996 from third party investments in CVSP. The Company also reported uses of cash of $2.5 million and $3.9 million for each of the nine months ended September 30, 1997 and 1996 from the repayment of the long-term debt and capital lease obligations for each of the respective periods.

                           PART II - OTHER INFORMATION


Item 1:        Legal Proceedings.

               None - See Form 10-Q for the quarters ended March 31, 1997 and June 30, 1997 (see Note 9).

Item 4:        Submission of Matters to a Vote of Security Holders.

(a)            The Company's Annual Meeting of Shareholders was held on August
               5, 1997.

(b)            The motions before the shareholders were:

         1. To elect seven Directors of the Company to serve for the ensuing year.

                                                               Votes
               Name of Director              Votes For       Withheld
               ----------------              ---------       --------
               Dean R. Ericson               8,000,921        294,015
               J. Roger Faherty              8,001,422        293,514
               Stephen K. Liebmann           8,001,422        293,514
               Rudy R. Miller                8,001,422        293,514
               Leland H. Nolan               8,001,422        293,514
               Steve Saril                   8,001,302        293,634
               R. Christopher Yates          8,001,422        293,514

         2. To approve the Amendment of Certificate of Incorporation provide that actions required or permitted to be taken by stockholders must be effected at a special or annual meetings of stockholders.

               Votes For                                2,928,971
               Votes Against                              664,886
               Votes Withheld                                  --
               Abstentions                                 46,250

         3. To approve adoption of amendments to the 1991 Amended Management Stock Option Plan.

               Votes For                                2,304,407
               Votes Against                            1,307,500
               Votes Withheld                                  --
               Abstentions                                 28,200

         4. To approve the selection of Grant Thornton LLP, independent public accountants, as auditors for the Company for the fiscal year ended December 31, 1997.

               Votes For                                8,109,680
               Votes Against                              139,950
               Votes Withheld                                  --
               Abstentions                                 45,306


Item 6:        Exhibits and Reports on Form 8-K.

(a)            Exhibits -

               Exhibit  4.13 - Amendment Number One to Amended and Restated
                               Loan and Security Agreement dated November 14, 1997 between Darla L.L.C. and Spice Entertainment Companies, Inc.

               Exhibit 10.30 - Option Agreement for J. Roger Faherty dated
                               April 1, 1997.

               Exhibit 10.31 - Fifth Amendment to Employment Agreement dated
                               April 1, 1997 between J. Roger Faherty and
                               Spice Entertainment Companies, Inc.

               Exhibit 10.32 - Employment Agreement effective as of January 1,
                               1997 between Steve Saril and Spice Entertainment Companies, Inc.

               Exhibit 10.33 - Form of Employment Agreement for Senior Officers
                               effective as of January 1, 1997.

               Exhibit 10.34 - Form of Warrant to Purchase Shares for Warrants
                               granted on March 26, 1997, April 4, 1997 and
                               June 3, 1997.

               Exhibit 10.35 - Form of Option Agreement for April 1, 1997 Grant
                               to Senior Officers.

               Exhibit 11.01 - Computation of Earnings Per Share.

               Exhibit 27.00 - Financial Data Schedule.

(b)            Reports on Form 8-K.

               The Company filed a Form 8-K on June 13, 1997 reporting the adoption of Stock Rights Plan under Item 5.

                                  SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

                                             SPICE ENTERTAINMENT COMPANIES, INC.


Dated:  November 14, 1997

                                             By: /s/ John R. Sharpe
                                             __________________________________
                                                 John R. Sharpe
                                                 Vice President, Controller
                                                 & Chief Accounting Officer