Form 10-K
period 1997-12-31
SPICE ENTERTAIMENT COMPANIES INC
filed 1998-04-15
CIK 839431

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                              _____________________

                                    Form 10-K

                     Annual Report Pursuant to Section 30 or
                        15(d) of the Securities Exchange
                         Act of 1934 For the fiscal year
                             ended December 31, 1997

                                       of

                       SPICE ENTERTAINMENT COMPANIES, INC.


                             A Delaware Corporation
                   IRS Employer Identification No. 11-2917462
                             SEC File Number 0-21150


                                  536 Broadway
                            New York, New York 10012
                                 (212) 941-1434


           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, par value $.01


Spice Entertainment Companies, Inc., does not have any securities registered pursuant to Section 12(b) of the Act.

Spice Entertainment Companies, Inc., (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Spice is unaware of any delinquent filers pursuant to Item 405 of Regulation
S-K.

Spice had 11,581,418 shares of Common Stock outstanding at March 31, 1998.

Item 1.  Business.

INTRODUCTION

         Spice Entertainment Companies, Inc. and its subsidiaries (collectively "Spice" or the "Company") is a leading international provider of adult television entertainment. Formed in 1987, our networks and programming are available in over 50 countries and on the Internet.

         1997 was an important year for the Company. We refinanced our senior credit facility and completed the disposition of our remaining non-strategic assets, enabling us to focus our energies on our core adult entertainment business. We then successfully launched a new more profitable domestic television network, Spice Hot. On February 3, 1998, the Company entered into a letter agreement to be acquired by Playboy Entertainment, Inc. ("Playboy") for a combination of cash and stock. The proposed transaction is subject to several conditions and is described below in RECENT DEVELOPMENTS.

         The Company operates through four operating units: Spice Networks domestic adult pay-per-view networks, Spice International - international adult networks and programming, Spice Direct - direct to the consumer products and services and Spice Productions - adult film production and licensing.

         Approximately 50% of our gross revenues for 1997 are derived from our three domestic adult pay-per-view television networks, Spice, the Adam & Eve Channel and Spice Hot ("Spice Networks"). (Pay-per-view television enables a household with an addressable set top decoder or a satellite receiver to purchase a block of programming for a set fee.) Spice Hot, our newest network offers more erotic content. From its launch in October 1997, Spice Hot is now carried by over 25 cable systems and as of April 1, 1998, was available nationwide in over 4.4 million addressable cable and direct broadcast satellite ("DBS") households. Spice and The Adam & Eve Channel feature cable version adult movies and related programming. The Spice Networks are available to over 15 million cable addressable households and over 3.3 million DBS households.

         Spice International is responsible for expanding the global distribution of our adult television networks and programming. In Europe, we operate and distribute The Adult Channel, originated from the United Kingdom, and The Home Video Channel. The Adult Channel is distributed in the cable and direct-to-home ("DTH") markets and is currently available in over 40 countries in Europe. We also distribute the Spice and Spice Hot networks throughout Latin America and Spice programming in the Pacific Rim through agreements in Japan.

         Spice Direct focuses on products and services marketed directly to consumers. Spice Direct, through agreements with third parties, provides audiotext services promoted on the Spice Networks. Spice Direct is also responsible for the productive utilization of our transponder capacity and provides network playback and programming services to third parties. Spice Direct also operates Cyberspice, our adult Internet website. Spice Productions licenses adult movies from the leading producers of adult movies both in this country and abroad. In order to satisfy the special demands of our television broadcast business, Spice Productions itself now produces approximately two adult movies per month. The Company owns the rights to an extensive library of adult films. We exhibit the films from our library on the Spice Networks and The Adult Channel and license films to third parties.

         The following table sets forth the percentage of revenues contributed by each of our operating units during each of the last three fiscal years:

                                                 Years Ended December 31,
                                               --------------------------
                                                 1997      1996      1995
                                               ------    ------    ------
Spice Networks .............................     54.9%     45.3%     43.0%
Spice Direct ...............................     22.5       5.5       6.1
Spice International ........................     18.5      17.6      20.3
                                               ------    ------    ------
Total from Continuing Operations ...........     95.9      68.4      69.4
Discontinued Operations (SEG) ..............     --        19.1      15.2
Suspended/Terminated Operations (CVSP & CPV)      4.1      12.5      15.4
                                               ------    ------    ------
Total Revenue ..............................    100.0%    100.0%    100.0%
                                               ======    ======    ======

         The Company was incorporated in 1987 under the laws of the State of Delaware and has its principal executive offices at 536 Broadway, New York, NY 10012.

RECENT DEVELOPMENTS

     Proposed Transaction With Playboy. On February 3, 1998, the Company and Playboy executed a letter agreement providing for Playboy's acquisition of all of the outstanding shares of the Company's Common Stock for cash and Playboy stock (the "Proposed Transaction"). The February 3, 1998 agreement provided that for each share of the Company's Common Stock, Company stockholders will receive:

         -- $3.60 in cash; and
         -- 0.1524 shares of Playboy Class B Stock, subject to a collar designed to provide a minimum value of $2.11 or a maximum value of $2.69 per share of Common Stock.

The February 3, 1998 agreement also provided for tax, working capital and other adjustments to the purchase price.

         The terms of the Proposed Transaction were modified by an amendment agreement dated April 15, 1998 which, among other things, eliminated the purchase price adjustments, other than the collar, and modified the consideration to be received by Company stockholders. Under the amended agreement, for each share of the Company's Common Stock, Company stockholders would receive:

         -- $3.60 in cash; and
         -- 0.1371 shares of Playboy Class B Stock, subject to a collar designed to provide a minimum value of $2.20 or a maximum value of $2.88 per share of Common Stock.

         As part of the Proposed Transaction, the Company will transfer to a to-be-named spin-off company (referred to as "Spinco")its digital operations center for video and Internet broadcasts (the "Operations Facility"), its option to acquire the outstanding stock or assets of Emerald Media, Inc. ("EMI"), a leading provider of adult entertainment in the C-band market, and certain rights to a library of adult films. The Company will distribute all of the Spinco capital stock to its stockholders. It is anticipated that the Spinco distribution will occur at the closing of Playboy's acquisition of Spice as part of the merger consideration. Spinco will apply to list its common stock on the Nasdaq SmallCap market. Spinco intends to exercise the EMI Option after the acquisition.

         Spinco will retain rights to distribute explicit programming in the U.S., Canada and sovereign islands of the Caribbean in the C-band DTH market. Spinco will also retain EMI's explicit Internet websites and will have C-band DTH broadcast rights to the explicit version of films from the Company's existing library and for use on EMI's websites. Spinco will also have the right to the explicit version of titles licensed by Playboy under any of the Company's existing production agreements on a royalty-free basis. Spinco will provide Playboy with playback services from the Operations Facility for all of Spice's cable network services that Playboy continues to distribute pursuant to a service contract. The service contract will provide for a fair market value service fee and have a two-year term.

         The Proposed Transaction is subject to definitive documentation, Company stockholder approval, receipt of a fairness opinion and other customary closing conditions. The waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, has expired and Playboy has completed its due diligence review of the Company.

         Playboy and the Company intend to promptly complete preparation of definitive documentation and obtain the approval of the Company's shareholders. Closing of the transaction is expected during the end of the second or beginning of the third calendar quarter. There is no assurance that any definitive agreement regarding the sale of the Company will be reached or that the transaction will be completed.

         Refinancing. On January 15, 1997, the Company replaced its credit facility with PNC Bank, N.A. ("PNC") with a new credit facility with Darla, L.L.C. ("Darla"). PNC had provided a credit facility to the Company that had an outstanding principal balance of approximately $14.6 million at December 31, 1996. As part of these arrangements, we had issued PNC a warrant to acquire 100,000 shares of our common stock. Pursuant to a Settlement Agreement dated as of January 15, 1997, by and among PNC and the Company, we paid PNC $9.6 million, issued a $400,000 two-year promissory note and replaced the warrant previously granted to PNC with a new warrant to purchase 597,000 shares of common stock in satisfaction of the PNC credit facility. PNC released its security interest in our assets.

         Pursuant to an Amended and Restated Loan and Security Agreement dated as of January 15, 1997, Darla provided the Company with a new credit facility (the "Darla Credit Facility") consisting of a $10.5 million term loan and a revolving credit facility of up to $3.5 million. The term loan proceeds were used to satisfy the $9.6 million cash payment provided for under the agreement with PNC and to pay Darla a loan commitment fee. The Darla Credit Facility matures on July 15, 1999 with quarterly principal amortization totaling $2.5 million due in the last year of the loan. The loan bears interest at 5% over the Citibank prime rate but not less than 13%. The Company has exercised its right to accrue three percentage points of the interest and added it to the principal of the loan. The accrued amount will be forgiven if the Darla Credit Facility is paid in full within two years.

         As part of this transaction, we issued 24,250 shares of $100 face value Convertible Preferred Stock Series 1997-A (the "Preferred Stock"). The Preferred Stock has an 8% coupon which we have elected for the first four quarterly periods to pay by issuing additional shares of Preferred Stock. The Preferred Stock is convertible after two years into the Company's common stock at a 10% discount from the then current market price. The Preferred Stock is convertible earlier in other circumstances including when our stock price exceeds $5.00 per share for 30 trading days. As a result of this provision, the Preferred Stock is currently convertible. We agreed to register the shares of common stock underlying the Preferred Stock by entering into a Registration Rights Agreement with Darla.

         As part of the Loan Agreement, we entered into various agreements with Darla pledging the stock of all of our domestic operating subsidiaries and The Home Video Channel Limited ("HVC") and granting Darla a security interest in our domestic assets. The Darla loan agreement contains various financial covenants including minimum levels of revenues and adjusted EBITDA (earnings before interest, taxes, depreciation and amortization) for each quarter. We did not meet these covenants for the quarter ended September 30, 1997. On November 14, 1997, Darla and the Company executed an amendment to the Darla loan agreement which revised the revenue and adjusted EBITDA covenants for the balance of the loan's term and waived the financial covenant violations for the quarter ended September 30, 1997.

         Emerald Media. In an effort to productively utilize available transponder capacity, we began providing transponder services to Emerald Media, Inc. ("EMI") in the fourth quarter of 1996. EMI is a provider of explicit adult television networks distributed in the domestic C-band DTH market. As part of these arrangements, EMI granted us an option to acquire its business or stock for a formula-determined amount. EMI expanded its operations and now operates several explicit adult television networks in the C-band DTH market. Our agreements with EMI were modified and we currently provide services on three transponders to EMI and handle playback for all of the EMI networks from our Operations Facility. The EMI Option was modified and now has an exercise price of $755,000. The Company will contribute the EMI Option to Spinco as part of the Proposed Transaction.

         Operations Facility. In the second quarter of 1995, we entered into agreements with IBM and others to construct the Operations Facility at our New York City headquarters. Approximately $2.1 million of the Operation Facility's cost was to be financed by a capital lease with IBM Credit Corporation ("ICC"). After making an initial $435,000 lease payment, we subsequently renegotiated the lease with IBM and ICC in November 1996. Under the revised agreement, ICC provided an additional $525,000 of financing which we used to purchase video file servers and tape archives from Digital Equipment Corporation ("DEC"). IBM and ICC agreed to reduce the monthly lease payments to $37,000 per month and we agreed to begin making lease payments in February 1997. We are currently using the Operations Facility to playback three of our own networks and the EMI networks. The Company intends to transfer the Operations Facility to Spinco as part of the Proposed Transaction

         Sale of Controlling Interest in Danish Satellite Television A/S ("DSTV"). In February 1995, HVC formed DSTV which launched Eurotica, a satellite delivered subscription network based in Denmark that features explicit version adult movies and adult entertainment. Eurotica is marketed to the DTH and cable markets throughout Europe and currently has subscribers in over 25 countries. Eurotica never achieved profitability, in part due to limited distribution and signal piracy.

         On July 9, 1997, DSTV entered into a facilities agreement with Rendez-Vous Television International S.A. ("RDT") whereby RDT agreed to pay DSTV an amount equal to the cost of operating Eurotica plus 20% in exchange for the right to market Eurotica in the DTH market on a royalty free-basis. On September 12, 1997, HVC sold 51% of its interest in DSTV to RDT for approximately $45,000. RDT also paid the Company approximately $355,000 for a continued license of DSTV's library of adult films and agreed to license 120 adult films from the Company in the future. We believe that RDT has defaulted on certain of its obligations under these agreements and we are currently evaluating our alternatives with regard to this situation.

         Adoption of Anti-Takeover Defenses. During 1997, the Company adopted an array of anti-takeover defenses. These included a Stockholders Rights Plan, amendments to the Company's by-laws and employment agreements with the Company's senior officers.

         The purpose of the Stockholders Rights Plan is to give the Company time to analyze a potential hostile take-over and to force a hostile acquirer to negotiate with the Company's Board of Directors. The following summarizes the way the Stockholder Rights Plan achieves these goals: The Stockholder Rights Plan provides for the issuance of rights to each stockholder which are attached to the Common Stock. If a person acquires a specified percentage of the Company's Common Stock or commences a tender offer for the Company which has not been approved by the Board of Directors, the Board of Directors can cause the rights to detach. The detached rights give the Company's stockholders, other than the hostile acquirer, the right to acquire stock at a price that will result in a substantial reduction in the value of the hostile acquirer's Common Stock and make it more expensive to acquire control of the Company. Because the Board of Directors has the right to determine whether the rights should detach, it is likely that a potential acquirer will negotiate with the Board of Directors rather than attempting a hostile takeover of the Company. For more information on the Stockholder Rights Plan, refer to the description contained in the Company's Current Report on Form 8-K filed on June 18, 1997 and the copy of the plan attached to that Form 8-K.

         The amendments to the Company's by-laws include provisions that require advance notice to the Company of (i) stockholder nominations to the board of directors and (ii) stockholder proposed amendments to the Company's Certificate of Incorporation and by-laws. The by-laws also require a super-majority vote of directors for certain actions to be taken.

         The employment agreements with the senior officers generally provide for severance payments if an officer's employment is terminated within 18 months of a change in control.

         Termination of Audiotext Service Provider. Capital Distribution, Inc., d/b/a Cupid Network Television ("Cupid") provided audiotext services (telephone chat lines) promoted on the Spice Network under a Telephone Services Agreement dated October 20, 1995. Cupid paid the Company a fee based on the number of Spice Network subscribers. Cupid subcontracted the operation of the chat lines to Amtec Audiotext Inc. ("Amtec"). Cupid also provided merchandise services under an Amended and Restated Distribution Agreement promoted on Spice and The Adam & Eve Channel.

         The Company believed Cupid had breached its agreements with the Company and we attempted to terminate both agreements. Cupid instituted arbitration seeking to prevent the Company from terminating the agreements. The parties agreed to a settlement in a Settlement Agreement dated May 15, 1997 ("Settlement Agreement") that provided for, among other things, the adjournment of the arbitration, termination of the Distribution Agreement and modification of the Telephone Services Agreement.

         In the first quarter of 1998, Cupid defaulted in the payment of service fees under the Telephone Services Agreement. The Company and Cupid are negotiating a termination of that agreement. American Telnet replaced Cupid and now provides the audiotext services promoted on the Spice network.

ELIMINATION OF NON-CORE BUSINESSES

         Hit Movie Network. During the second quarter of 1997, we withdrew from the hit movie pay-per-view business, a business that did not achieve profitability. As an initial step in limiting our exposure to fund the business' operating losses, we contributed our hit-movie network, the Cable Video Store Network, to a partnership, CVS Partners ("CVSP"). The other CVSP partner, WilTech Cable Television Services, Inc. ("WCTV"), a subsidiary of The Williams Companies, Inc., agreed to fund the partnership. In the first quarter of 1997 and in the face of continuing losses, the CVSP partners elected to shut down the business and terminated satellite delivery of the network on March 31, 1997.

         On June 3, 1997, the CVSP partners executed an agreement to dissolve the partnership. Under the terms of the dissolution agreement, WCTV agreed to pay us $580,000, representing past and future transponder services. We agreed to be responsible for winding down the partnership and they contributed an additional $1,030,000 to the partnership which was used to fund the wind-down of the business.

         Spector Entertainment Group, Inc. In the fourth quarter of 1996, we determined that Spector Entertainment Group, Inc. ("SEG"), a provider of telecommunications, television production and related services primarily to the pari-mutuel wagering industry, was no longer a strategic fit with our core adult entertainment business. On February 7, 1997, and pursuant to a Settlement Agreement (the "SEG Settlement Agreement") dated January 29, 1997 among the Company, SEG and various Spector family members and affiliates (the "Spector Group"), we conveyed all of our SEG stock to certain members of the Spector Group in exchange for the 700,000 shares of our common stock we had previously issued in the transaction when we acquired SEG.

         As part of the SEG Settlement Agreement, we also entered into a Transponder Services Agreement with SEG under which we provided transponder services to SEG for $80,000 a month for two years, subject to SEG's right to terminate upon 90 days prior notice. SEG exercised its termination right and the agreement was terminated on July 15, 1997.

         As part of the original acquisition of SEG, we granted certain members of the Spector Group a put to sell all of the stock of another corporation they owned for a formula-determined number of shares of our common stock. As part of the SEG Settlement Agreement, this put was terminated.

         Television and Movie Production. The Company, through its wholly-owned subsidiary Cinema Products Video, Inc. ("CPV"), was engaged in the production and distribution of movies, television series and programs and CD-ROMs. After suspending CPV's production activities at the end of 1995, we elected to terminate all of CPV's activities in 1996.

         Multimedia Games. We formed a joint venture with TV Games, Inc. ("TVG"), a wholly-owned subsidiary of Multimedia Games, Inc. ("MGAM") to develop and promote high stakes proxy play Class II tribal bingo games. The parties were unable to agree on a business plan or a strategy for going forward with the joint venture. Pursuant to a Purchase Agreement dated June 28, 1996, we exchanged our interest in the joint venture and the 275,000 shares of MGAM stock we had previously acquired for (i) the cancellation of an aggregate of $775,000 of liabilities owed to MGAM and TVG, (ii) a $100,000 promissory note due on July 25, 1996 and (iii) a $400,000 promissory note due in three years. We retained a warrant to acquire 175,000 shares of MGAM stock that we had acquired when the joint ventured was formed.

         In the third quarter of 1997, we exercised the warrant and sold the MGAM shares realizing approximately $1.3 million in excess of the warrant exercise price. In the last quarter of 1997, we sold the $400,000 note to a group of investors for $350,000.

SPICE NETWORKS

         Introduction. The Spice Networks are among the leading domestic adult pay-per-view networks and for 1997 accounted for over 50% of our revenues. Adult programming is an important source of revenue for cable and DTH operators, typically accounting for between 30% to 50% of the operators' net pay-per-view revenues, surpassing, in many systems, net revenues from hit movies and events. ("Sex Still Sells," Multichannel News, April 7, 1997.) We believe that pay-per-view television distribution of adult programming is the preferred delivery vehicle for adult entertainment primarily for three reasons:

         -- the convenience of purchasing pay-per-view programming; the -- ability to make a private purchase; and the ability to make a -- spontaneous entertainment decision.

         The Company believes that as the universe of addressable households (those households capable of ordering pay-per-view programming) expands, adult programming will continue to be a mainstay of operators' pay-per-view programming offerings. According to Paul Kagan and other industry analysts, less than 50% of all cable households are currently addressable. The Spice Networks and the other pay-per-view adult television networks are currently available in over 75% of all addressable homes. Industry analysts expect that the universe of addressable households will grow and that adult television programming will be available in an even greater portion of that growing universe.

         Television and entertainment industry analysts Veronis, Suhler and Associates project strong gains in addressable households, spending on pay-per-view movies and adult movie service revenue. The Veronis, Suhler 1996 Communications Industry Forecast projects an increase in addressable households from 25.4 million in 1996 to 40.3 million in 2001 and a 14.4% compound annual growth rate in pay-per-view movie spending from 1996 through 2001. Showtime Event Television, in its annual "State of the PPV" report, noted that the pay-per-view business surpassed the $1.2 billion revenue mark in 1997, with adult pay-per-view programming accounting for $253 million.

         Pay-per-view television enables a subscriber with an addressable set top decoder or satellite receiver to purchase a block of programming, an individual movie or an event, for a set fee. Pay-per-view programming can be delivered via any number of delivery methods including via cable television, "direct to home" to households with large satellite dishes receiving a C-band low power analog or digital signal (the "C-band DTH market") or with small satellite dishes receiving a Ku-band medium or high power digital signal such as currently offered by DirecTV, Primestar and Echostar (referred to as "DBS services"), wireless cable systems and via new technologies such as cable modem and the Internet. The Spice Networks are currently distributed by all of these delivery methods. The following chart depicts the number of addressable households for each of the Spice Networks since 1989.

     The following table is an EDGAR representation of the data points used in the printed graphic presentation:


                                        SPICE NETWORKS GROWTH

               Y/E 1989  Y/E 1990  Y/E 1991  Y/E 1992  Y/E 1993  Y/E 1994  Y/E 1995  Y/E 1996  Y/E 1997
               --------  --------  --------  --------  --------  --------  --------  --------  --------
Spice          0.8       2.3       3.9       4.9       7.4       9.3       12.8      16.3      17.3
AEC                                                              0.4        3.2       3.6       4.4
Spice Hot                                                                                       0.5


        Spice Hot. In response to growing Spice customer demand for more erotic product and the greater mainstream acceptance of adult programming, we introduced a new television network, Spice Hot. Spice Hot features hot cable version adult movies, a more erotic version of the cable version featured on Spice and The Adam & Eve Channel.

         Our preliminary results indicate that the buy-rates for systems that have replaced Spice with Spice Hot have typically increased between 40% to over 100% over those for Spice. (The buy-rate is the number of purchases per month divided by the number of addressable households.) In addition, Spice Hot commands a higher retail price. Spice Hot is designed to replace Spice in a cable or a DBS system. By replacing Spice with Spice Hot we believe our cable and DBS affiliates can increase their adult pay-per-view revenues without using up valuable channel capacity.

         The Paul Kagan Pay TV Newsletter (No. 445, November 30, 1997) reported an increase in revenue per addressable household of 84% and 122% in the two cable systems that recently launched Spice Hot. Buy-rates increased 40% in one system (part-time Spice Hot carriage) and 66% in another (24 hour a day Spice Hot carriage) even with a $2.00 increase in retail prices.

         As of April 1, 1998, we have entered into over 25 affiliation agreements for Spice Hot including agreements with a major DBS provider and 6 of the top 15 largest multiple system operators. As of April 1, 1998, Spice Hot was available in over 4.4 million addressable households. Since entering into an affiliation agreement with a major DBS provider and a top ten cable system operator, we have secured additional affiliation agreements with other cable system operators. We believe the acceptance by major cable system and DBS operators and the nationwide availability of Spice Hot from a major DBS operator has and will continue to prompt other cable systems to offer Spice Hot so they can remain on a competitive footing with their programming offerings.

         The Spice Hot affiliation agreements have multi-year terms and restrict replacement of Spice Hot with another comparable adult service during their terms. Certain of the Spice Hot affiliation agreement provide Spice with early termination rights if the Proposed Transaction with Playboy is consummated.

         Section 505. In part, we launched Spice Hot to make up the revenue that we lost as a result of legislation which effectively restricted the carriage hours of the Spice Networks in many cable systems. Section 505 of the Telecommunications Act of 1996 (the "1996 Act") requires full audio and video scrambling of channels such as the Spice Networks. See GOVERNMENT REGULATION,
Section 505. If a cable system operator cannot comply with the full scrambling requirement, then the channel must be blocked between 6:00 A.M. and 10:00 PM. (The hours between 10:00 P.M. and 6:00 A.M. are referred to as the "safe harbor hours.") Several of our cable affiliates do not comply with the full scrambling requirements and were forced to carry the Spice Networks only during the safe harbor hours. The reduction in carriage hours had and will continue to have a detrimental affect on revenues from affected cable systems.

         We developed several means of mitigating the adverse impact of Section
505. These included new feature start times to coincide with the safe harbor hours, alternate audio feeds of music for broadcast in place of the audio track of the Spice Networks during non-safe harbor hours, proposed changes in packaging and retail prices - increasing the retail price and offering a longer block of programming - and aggressive marketing. We found that affected cable systems that adopted one or more of our revenue preserving suggestions had a much lower revenue loss from Section 505 than those systems that did not follow our suggestions. For 1997, we estimate that the aggregate revenue loss attributable to Section 505 was approximately $600,000.

         Digital Cable Rollout. Cable operators have begun to introduce digital programming as a means of upgrading their cable systems and to counteract competition from the DBS operators. Spice and the Adam & Eve Channel are currently available on Telecommunications, Inc. ("TCI") All TV digital platform. Digital cable television has many advantages over analog cable television including more channels, better audio and video quality and advanced set-top boxes that are addressable, provide a secure fully scrambled signal and have integrated program guides and advanced ordering technology. (We have found that our buy-rate, on a system by system basis, tends to increase when the more advanced ordering technology is used.)

         While there are advantages to digital cable television, we believe the rollout of digital cable will have a mixed impact on our business. In the short term, many TCI systems have recaptured analog channels to make room for the digital tier of programming. In some cases, TCI systems eliminated analog carriage of Spice and/or the Adam & Eve Channel. While Spice and the Adam & Eve Channel are included in the preferred grouping of digital channels that most TCI systems utilize when they rollout digital cable television, we estimate that we lost an aggregate of 600,000 addressable households in the fourth quarter of 1997 and first quarter of this year due to the slow rollout of digital set-top boxes. On the other hand, other multiple system operators have not had to recapture analog channels and the digital rollout has increased our business by adding new Spice and/or Adam & Eve Channel addressable households, all with 24 hour a day carriage.

         As digital cable becomes more widely available, industry analysts predict the digital rollout will foster an increase in the number of addressable households and result in better buy-rates for adult television programming because of the use of advanced ordering technology and from the 24 hour a day carriage of adult television networks. The capital costs of the digital rollout are large and the rollout has been slower than originally forecasted. The net effect of all of these factors cannot be accurately predicted at this time.

         Programming. Each of the Spice Networks features approximately 60 titles per month, approximately 10 of which are first time exhibitions. Spice and Spice Hot have virtually identical program schedules to facilitate switching between the two networks when the two are exhibited on a shared channel, using the same program guides. Spice and the Adam & Eve Channel have no crossover of programming.

         Spice and the Adam & Eve Channel feature "cable version" adult films. Cable version adult films (as contrasted with the explicit or hard core versions) are specially produced and edited to conform to strict, internally developed guidelines which are generally accepted as the standard in the industry. Spice Hot features the "hot cable" version which is more erotic than the cable version.

         Competition. The Company competes with all other forms of entertainment including broadcast, premium and other pay-per-view television services. In the adult category, we compete with other outlets for adult entertainment including video stores, adult bookstores, mail order companies and the Internet. We have one principal competitor in our adult pay-per-view television market niche and compete with cable systems who program their own adult movies and from video file server based video delivery systems. Based on our calculation of the number of Spice Networks addressable households and the number of addressable households served by our competition as disclosed in their public filings, we believe that our networks are the most widely distributed domestic adult pay-per-view networks in the cable market.

SPICE INTERNATIONAL

         We have been pursuing global distribution of our adult networks and programming since our 1994 acquisition of The Home Video Channel Limited ("HVC"). This past year was one of mixed results. While we have gained a strong foothold in the nascent Latin American market through our agreements with Sky Latin America and others, we have lost market share in the UK DTH market for The Adult Channel primarily as a result of competition. We have restructured the management of the Spice International division and instituted a business plan to address the loss of UK DTH market share.

         HVC. HVC owns and operates The Adult Channel, a satellite delivered subscription service that features cable version adult movies and related programming similar to those exhibited on the Spice network. The Adult Channel, which is broadcast four hours a day commencing at midnight, is available to approximately 2 million cable households and approximately 4 million DTH satellite households in the United Kingdom. The Adult Channel is also available to DTH satellite households throughout Continental Europe and currently has subscribers in over 40 countries.

         HVC also operates a cable exclusive movie service featuring action and horror movies which began digital satellite delivery in the second quarter of 1996. The Home Video Channel is offered during the evening hours and is programmed during the pre-midnight hours to segue into The Adult Channel. The two services are offered to cable operators as a seamless 8:00 P.M. to 4:00 A.M. programming service at a package price.

         In the UK, the Adult Channel has lost DTH subscribers and market share over the last 18 months. Several factors have contributed to this decline, primarily the launch of two competing services in 1995 and increased piracy. In addition The Adult Channel currently uses a transponder that has adversely affected its business in two ways. First, many potential DTH viewers cannot receive The Adult Channel without additional equipment. Second, The Adult Channel follows a foreign language service with limited distribution. This curtails any benefits derived from HVC's practice of broadcasting the first 10 minutes of the Adult Channel unencrypted to secure potential impulse buying and broaden brand awareness. HVC also began directly handling subscriber management services ("SMS") (the function of receiving and processing subscriber orders). There were problems in the transition to HVC of these services which adversely affected revenues and increased costs.

         In an effort to address these issues, we restructured HVC's management and instituted certain changes to our business plan for 1998. To remedy the shortcomings with its transponder, HVC secured replacement transponder services from British Sky Broadcasting Limited ("Sky") that will begin in August 1998. The new transponder is both less expensive than The Adult Channel's current transponder and is receivable by potential DTH subscribers without additional equipment. The Adult Channel will follow SCi-Fi and The History Channel, two widely distributed networks. HVC also switched to the Sky encryption technology in October 1997 to curtail signal piracy. We have also increased The Adult Channel's programming budget for 1998 with an added emphasis on European programming. The Company has also increased HVC's advertising budget and reallocated it to the UK DTH market in an effort to regain lost market share.

         HVC has expanded its distribution of The Adult Channel throughout the rest of Europe. We have authorized agents throughout Western Europe who distribute DTH subscriptions to The Adult Channel through sales of "smart cards." HVC has entered into an agency agreement with Nuevas Estructuras Televisivas who has secured affiliation agreements for The Adult Channel in over thirty Spanish cable systems. The Adult Channel is now carried on the Canal Digital AS platform which serves subscribers in Scandinavia and we are in the final stages of negotiations to secure carriage on the Canal Plus digital platform serving subscribers in the Benelux countries. HVC is in the final stages of securing a German broadcast license for The Adult Channel. If we are successful in obtaining a German Broadcast license, Deutsche Telekom has expressed interest in distributing The Adult Channel. Deutsche Telekom has more than 16 million cable homes.

         HVC has entered into affiliation agreements for The Adult Channel in Eastern Europe, securing carriage in cable systems located in Russia, Lithuania, Estonia and Slovenia. However, one of our more promising programming arrangements was with Metromedia which operated cable systems in Rumania and Russia. Several of the Rumanian cable systems have ceased distribution of The Adult Channel as a result of the devaluation of the Rumanian currency.

         DSTV. As described above in "RECENT DEVELOPMENTS," HVC sold a majority of its interest in DSTV to RDT.

         Other International Arrangements. The Company entered into a license agreement with Pay Per View Japan Inc. ("PPVJ") to be the exclusive adult pay-per-view program provider to PPVJ's Perfect Choice TV, the first digital television program provider in Japan. We supply PPVJ with Spice-branded programming specially selected and edited for the Japanese market. Perfect Choice was launched on January 15, 1997 and while the initial results were positive, the Company's licensing fees have been dropping. We believe this is because of the availability of multiple channels of Japanese sourced-adult programming and we plan to adjust our programming to fit this market. Perfect Choice has announced its intention to merge with J Sky B, the News Corporation's Japanese affiliate. We are uncertain as to the impact of the proposed merger on our Japanese activity.

         Recently, the Company entered into an affiliation agreement with Sky Latin America L.L.C. for carriage of Spice and Spice Hot on its various DTH platforms that serve Latin America. Spice and Spice Hot are currently available in Mexico and Colombia. This arrangement has been expanded to include commercial establishments.

         We are also in discussions with cable and DTH operators in the Pacific Rim, Taiwan and China and other areas for carriage of the Company's networks and programming.

SPICE DIRECT

         Spice Direct is responsible for the direct marketing of our products and services to consumers including the operation of Cyberspice, our Internet website. Spice Direct also arranges for the productive use of our transponder capacity and network playback services and licenses our programming to third parties.

         Audiotext Services. Spice Direct manages the adult-oriented pay-per-call telephone lines (audiotext services) promoted on the Spice Networks. On the Spice Network, these services were provided by Capital Distribution, Inc., d/b/a Cupid Network Television ("Cupid") until its recent replacement by American Telnet, Inc. American Telnet and Allstate Communications Incorporated ("Allstate") provide audiotext services promoted on Spice Hot. PHE, Inc. ("PHE") and VCA Labs, Inc. ("VCA") retained the right, as part of the Company's acquisition of Adam & Eve Communications, Inc., to promote audiotext services on The Adam & Eve Channel.

         The audiotext services are promoted on all the Spice Networks with advertisements that we produce or are produced exclusively for us by adult film producers. This enables us to control our networks' on-air look. Under the prior agreement with Cupid, we received a fee based on the number of Spice Network subscribers. Under the agreements with Allstate and American Telnet, we receive a percentage of revenues from the audiotext services. PHE and VCA are contractually obligated to pay us a sliding percentage of their revenues from the audiotext services promoted on the Adam & Eve Channel.

         The operators of the audiotext services are responsible for the administration of the telephone lines and are contractually required to comply with all applicable rules and regulations. The telephone lines feature computerized audio programs and live operators on both 800 and 900 telephone lines. The audiotext service providers employ the operators and administrators of the telephone lines promoted on our networks. As described above in RECENT DEVELOPMENTS, Cupid provided the audiotext services promoted on the Spice Network until March 20, 1998. Cupid defaulted in the payment of service fees under the Telephone Services Agreement and the Company and Cupid have agreed to a negotiated termination of that agreement. American Telnet now provides the audiotext services promoted on the Spice network.

         Merchandising. In between feature movies on Spice and the Adam & Eve Channel, we previously exhibited home shopping segments that offered adult-themed products in provocatively staged segments. We believed that we could make more productive use of the interstitial time and as part of the Settlement Agreement with Cupid the Company and Cupid agreed to terminate the home shopping segments in the third quarter of this year.

         Cyberspice. In 1994, we began Cyberspice as an on-line bulletin board service which utilized our adult programming and cross-promoted the Spice Networks. Cyberspice was converted to a website on the Internet in the second quarter of 1995. E.O.L. Communications Corp. ("EOL") was responsible for maintaining and operating the Internet server where Cyberspice resides (a set of functions referred to as "hosting") until May 31, 1997. EOL included Cyberspice in a bouquet of EOL operated adult pay sites. Under the arrangement with EOL, we received a portion of all revenues generated by customers of EOL's pay sites who accessed those sites through Cyberspice.

         In June 1997, we transferred hosting of Cyberspice to Media on Demand, Inc., ("MOD"). Under our agreement with MOD, we share revenues generated by Cyberspice from pay services including audiotext services and merchandise sales. In addition, MOD encodes Spice Hot and transmits a simultaneous webcast of Spice Hot (a broadcast of Spice Hot which can be viewed by a subscriber from the Internet) which is offered on a pay-per-view or monthly subscription basis. We are also developing with MOD a database accessible library of video clips from our adult film library. Cyberspice subscribers will be able to select video clips meeting user-designed criteria for download on a pay basis. Under a revenue sharing arrangement with Babenet, an affiliate of VCA, Cyberspice subscribers can access Babenet's live nude chat services. See "GOVERNMENT REGULATION, On-Line Services."

         Transponder and Playback Services. We began to digitally compress our Spice Networks on September 1, 1996 which made three transponders available for productive utilization. We designed the Operations Facility with the ability to increase the number of networks for which we can provide playback services with nominal incremental capital cost.

         Pursuant to agreements dated as of August 30, 1996, the Company began providing transponder services to EMI, which at that time owned and operated a single explicit television network distributed in the C-band DTH market. EMI acquired two additional networks in February 1997 and launched two more in the third quarter of 1997 and the first quarter of 1998. The Company has provided transponder services for three of EMI's networks since February 1997 and provides digital compressed transponder services for another television network. We also provide playback services for the EMI networks.

         As described above in RECENT DEVELOPMENTS, we intend to contribute the Operations Facility and the EMI Option to Spinco as part of the Proposed Transaction with Playboy. If the Proposed Transaction, including the spin-off, is consummated, it is anticipated that Spinco will exercise the EMI Option and operate the EMI networks and the Operations Facility.

SPICE PRODUCTIONS

         Spice Productions is responsible for licensing and producing adult movies for use on our networks and for other program licensing arrangements. With a full-time staff of five, Spice Productions screens adult movies to select the ones that meet our strict criteria for exhibition on our networks. We have an extensive library of adult movies with worldwide rights in perpetuity in over 450 titles and more limited rights in over 250 titles for a more limited period of time.

         We license rights to adult films under two general categories of license agreements: agreements where we acquire most of the rights to the adult movie (referred to as "production agreements") and agreements where we acquire more limited rights (referred to as "license agreements").

         Production Agreements. Under our production agreements, we generally acquire worldwide television rights (pay-per-view, subscription, premium and broadcast television rights) in perpetuity for delivery using all known and to be developed methods of delivery including via the Internet, for both the cable and explicit version of each movie. We also have the right to edit the movies and create the hot cable version featured on Spice Hot.

         We have a long-term production agreement with VCA and more limited production agreements with, among others, All-Channel Films, Elegant Angel Video, Eyeland Pictures, Fred H. Schulte, Golden Orchid Productions, Lone Wolf Productions, Parco L.L.C., Sin City Entertainment, Primal Productions, Ultra Image Productions, Wellwood Entertainment, Inc. and Wicked Pictures. VCA supplies approximately one-fourth of the adult films which we license under production agreements. The Company believes that the VCA Production Agreement was automatically renewed for an additional five-year term commencing April 10, 1998. VCA has disputed the automatic renewal of the agreement but continues to supply movies under the Production Agreement. We are currently in discussion with VCA to modify the terms of the Production Agreement for the renewal term.

         We have also entered into production agreements with foreign producers as part of the Company's strategy to globalize our programming and to meet local content requirements.

         License Agreements. Under the terms of our license agreements, the Company will typically license the cable and explicit versions for adult films in the United States and/or Europe for between one to three years. The license agreements permit unlimited exhibitions in return for a flat license fee. Most of the movies exhibited on the Adam & Eve Channel are licensed under these arrangements. We license adult movies from the adult film producers mentioned above and others.

         In-House Productions. Most adult films are produced for sale in the home video market which has a different target audience than our networks. To more directly meet the special demands of our broadcast-based television network business, we started to produce our own adult movies in 1997. Spice Production currently makes, on average, two adult movies per month. We hire adult film producers and stars to make these productions. To date we have completed 13 movies with approximately 18 more scheduled for the balance of the year. We are currently exploring the license of home video rights to our movies for distribution by third parties.

NETWORK DELIVERY

         Satellite Transmission. The Company delivers its video programming to cable systems and DTH customers via digitally compressed satellite transmission. We believe that this is the most efficient delivery method currently available for distribution of the Spice Networks. Satellite delivery of video programming is accomplished as follows: The video programming (movies and interstitial programming) is played back at a facility such as our Operations Facility. The program signal is then encrypted so that the signal is unintelligible unless it is passed through the proper decoding devices. The signal may be transmitted (uplinked) to the satellite as an analog signal or digitally compressed and combined with other signals. (By digitally compressing several channels, we can spread the cost of a transponder over several networks.) The signal is transmitted from an earth station to a designated transponder on a communications satellite.

         The transponder receives the analog or digitally compressed program signal uplinked by the earth station, amplifies the signal and broadcasts (downlinks) it to satellite dishes located within the satellite's area of signal coverage. The signal coverage of the domestic satellite utilized by the Company is the Continental United States, portions of Mexico, the Caribbean, and Canada. The signal coverage of the satellite utilized by the Adult Channel is Continental Europe and portions of North Africa. Each transponder can retransmit four or more complete digitally compressed color television signals or one analog color television signal.

         For cable systems, the encrypted digitally compressed signal received by the cable system's satellite dish is then decoded and decompressed using, for the Company's domestic television networks, General Instrument Digicipher II decoders. The cable system then rescrambles the signal using scrambling technology compatible with the addressable set top boxes deployed in its system and then distributes the signal throughout its cable system. For DTH subscribers, their set top box contains the descrambling equipment.

         To offer pay-per-view services, the set top boxes must have an electronic "address" and the cable system or satellite service provider must be able to remotely control each customer's set top box and cause it to descramble the television signal for a specified period of time after the customer has made a purchase of a premium service or a pay-per-view event. The ability to control the scrambling and descrambling of a signal from a cable system's facilities - known as addressability - is essential for the marketing and delivery of pay-per-view programming services.

         In Europe, DTH subscribers purchase "smart cards" from distributors, including appliance and electronics stores. These smartcards are programmed to permit reception of a premium programming service. The smart cards are then inserted into the satellite receiver or set top box which descrambles the signal for a specified period of time.

         Service Providers. We utilize transponder services for our domestic networks pursuant to a February 7, 1995 Agreement ("Transponder Agreement") with AT&T Corp. The Transponder Agreement initially provided for services on five transponders on AT&T's T4 Satellite. This was reduced to four transponders when AT&T preempted one of our transponders. At our request, the Transponder Agreement `s term was also shortened from the end of the satellite's useful life (estimated to be 12 years) to October 31, 2004 pursuant to a letter agreement dated March 31, 1997 between the Company and Loral Skynet (which acquired AT&T's satellite business). In exchange, we granted Loral a right to preempt one of our transponders after September 1, 1997. To date, Loral has not exercised its preemption right. See "MANAGEMENT DISCUSSION AND ANALYSIS."

         HVC obtained part-time transponder services for The Adult Channel from Societe Europeenne des Satellites S.A. ("SES"), the owner of the Astra 1C satellite, through January 31, 1997. This arrangement was replaced with an agreement effective February 1, 1997 with Filmnet AB for part-time transponder services on Astra 1A. The agreement with Filmnet AB was replaced with an agreement with Asia TV Limited for part-time transponder services on Astra 1D through November 30, 1998.

         HVC has secured part-time transponder services on Astra 1B from Sky pursuant to an agreement that will commence on August 1, 1998 and continue through December 31, 2002. The Company is attempting to release its Astra 1D transponder capacity back to Asia TV Limited after a one month period of dual illumination during August 1998. Commencing in June 1, 1996, The Home Video Channel began digital satellite distribution to cable systems on the Intelsat satellite pursuant to a five-year agreement with British Telecommunications plc dated April 24, 1996.

         The Operations Facility, which became operational in February 1997, currently handles playback for three of the Company's networks and the EMI networks utilizing video file servers. This application of new technology loads and stores digitized programming in the memory of the video file servers. Under automated software control, the programming is then "streamed" from the video file servers and transmitted, over fiber optic cable, to the uplink facility. By employing this technology, the Company has been able to add additional networks quickly and efficiently.

         The Company contracted with Atlantic Satellite Communications, Inc. ("Atlantic") for fiber connectivity from the Operations Facility to Atlantic's uplink facility and for uplink services pursuant to a three-year agreement dated as of February 24, 1997.

         As discussed above, our domestic network signals are encrypted and digitally compressed using Digicipher encoders (manufactured by General Instruments) which is currently the industry standard scrambling technology. The Company leased a General Instruments Digicipher encoder and 1,210 decoders from Vendor Capital Group. The decoders were then provided to Spice Networks affiliates.

         HVC provides playback services for The Adult Channel. British Telecommunications currently handles uplink services for The Adult Channel until Sky takes over in August 1998. HVC previously used the News Datacom Videocrypt encryption technology and its own proprietary smart card. HVC now uses a more advanced secure generation of this encryption technology and uses the Sky smart card. Over 90% of UK DTH subscribers use the Sky card. Satellite Encryption Services Ltd., a Sky affiliate, is responsible for authorizing and deauthorizing Sky cards on HVC's behalf. TV Direct Limited used to handle subscriber management services (order processing) for HVC until HVC began handling this function itself.

PRINCIPAL CUSTOMERS

         For 1997, our principal customers were EMI which accounted for approximately 14% of consolidated revenues and TCI, DirecTV and Time Warner, Spice Networks customers, each of which accounted for approximately 9% of consolidated revenues. TCI and Time Warner accounted for 18% and 9%, respectively, of our consolidated revenues for 1996 and 11% and 7%, respectively, of our consolidated revenues for 1995.

GOVERNMENTAL REGULATIONS

         Congress enacted the 1996 Act, a comprehensive overhaul of the Federal Communications Act of 1934. The 1996 Act contains several provisions which may impact the Company. (All Section references which follow refer to the Act.)

         Section 505. Section 505 requires full audio and video scrambling of channels which are primarily dedicated to sexually explicit programming. If a multi-channel video programming distributor (which includes a cable system operator) cannot comply with the full scrambling requirement, then the channel must be blocked between 6:00 AM and 10:00 PM. (referred to as "time channeling"). The Spice Networks feature "sexually explicit" programming within the contemplation of Section 505. While the Company fully scrambles its signal, several of the Company's cable affiliates lack the technical capability to fully scramble the audio and, to a lesser extent, the video portion of the signal.

         The Company filed an action in Delaware District Court challenging the constitutionality of Section 505. After initially granting the Company's application for a temporary restraining order enjoining enforcement of Section 505, the District Court denied the Company's application for a preliminary injunction. On March 24, 1997, the Supreme Court affirmed the District Court's decision and Section 505 took effect on or about May 1, 1997.

         When Section 505 took effect, the Company's revenues were adversely affected with several cable systems moving to time channeling. The Company developed several means of mitigating the adverse impact of Section 505. These included new feature start times to coincide with the safe harbor hours, alternate audio feeds of music for broadcast in place of the audio track of the Spice Networks during non-safe harbor hours, proposed changes in packaging and retail prices - increasing the retail price and offering a longer block of programming - and aggressive marketing.

         While we continue to believe that Section 505 is unconstitutional because there are other less restrictive means of blocking access by minors and others to unwanted partially scrambled television programming (both ours and other types of programming that some may find offensive), we believe we can successfully operate our business within the legal framework established by
Section 505.

         Closed Captioning. Section 713 of the 1996 Act also directed the Federal Communications Commission ("FCC") to adopt rules requiring that video programming be accessible via closed captioning unless exempted. The FCC issued a Report and Order on August 22, 1997 which provided rules on closed captioning. Under the rules, responsibility for closed captioning falls on the video programming distributors (broadcasters, cable and DBS operators) unless they do not have editorial control over the programming. In that case, responsibility falls on the programmer. The rules also provide transitional rules for phased-in implementation of closed captioning which require that 95% of new programming - programming created after the January 1, 1998 effective date of the rules must be closed captioned after a staged 8 or 10 year transition period. The rules require that 75% of library programming - programming published or completed prior to the January 1, 1998 effective date - must be closed captioned after a 10-year transition period.

         The rules contain exemptions from the closed captioning requirement based on economic burden. These include exemptions for new networks, late night programming, local origination and public education programming, interstitial programming, advertising and a revenue-based exemption. An exemption may also be granted upon a showing of "undue burden." The FCC plans to establish a petitioning process for exemptions based on undue burden. Applications for exemptions for undue burden may be based on:

     1.  the nature and cost of the closed captioning;
     2.  the impact on the program provider;
     3.  the financial resources of the program provider; or
     4.  the type of operations of the program provider.

         We are currently evaluating the impact of the closed captioning rules on our business and whether to file an exemption application claiming undue burden. If the Spice Networks are required to include closed captioning, the Company will be adversely affected as a result of the additional costs incurred to comply with the rules. It is not possible, at this time to quantify the cost of closed captioning the movies exhibited on the Spice Networks. Moreover, if we elect to file an exemption application, it is uncertain whether such an application would be granted.

         On-Line Services. The 1996 Act also contained provisions aimed at curbing indecent material on the Internet. The Supreme Court declared this provision unconstitutional. The Company plans to carefully monitor future developments in laws regulating adult content on the Internet, and will adjust its practices and procedure accordingly. While the provision of the 1996 Act regulating the Internet is not in effect, the Company has conformed its practices with a safe harbor provision contained in the 1996 Act. Under this provision, content providers will have no liability if certain adult material is made available only to persons with a credit card, which the Act presumes can be obtained only by person over 18 years of age. The webcast of Spice Hot and other more explicit material and services on Cyberspice are available only to persons who both certify that they are over the age of 18 and who have a credit card.

         Other Provisions of the 1996 Act. The 1996 Act will also affect our businesses in other ways. The principal purpose of the 1996 Act was to promote deployment of advanced telecommunications and information technologies in the marketplace by deregulating pricing in the cable television industry and increasing competition in the telecommunications industry by permitting the entry of the cable and telephone companies into each other's markets. The effect of increased competition on the Company's networks is unclear at this point in time.

CURRENCY RATES AND REGULATIONS

         Our foreign operations are subject to the risk of fluctuation in currency exchange rates and to exchange controls. The Company cannot predict the extent to which such controls and fluctuations in currency rates may affect its operations in the future or its ability to remit dollars abroad. See Note 3 to the Consolidated Financial Statements "Summary of Significant Accounting Policies - Foreign Currency Translation."

EMPLOYEES

         At March 31, 1997, the Company had a total of 104 employees.

Item 2.  Properties.

We lease the following locations:

Headquarters:

         536 Broadway
         New York, NY  10012                             24,750 square feet(1)

Other Offices:

         2716 Ocean Park Blvd., Suite 1007
         Santa Monica, CA  90405                          2,625 square feet

         1755 Park Street, Suite 200
         Naperville, IL  60563                              330 square feet(2)

         1300 West Belmont Avenue, Suite 201
         Chicago, IL  60657                                 150 square feet(2)

         120 International Parkway
         Heathrow, FL  60563                                330 square feet(2)

         Home Video Channel Limited
         Aquis House, Station Rd.
         Hayes, Middlesex UB3 4DX
         United Kingdom                                   5,020 square feet

We believe our leased locations are suitable and adequate for the conduct of our business.

----------------
1) We also use a portion of the roof at the headquarters for equipment relating to the Operations Facility.

2) We lease offices in professional suites. In addition to the square footage indicated, we have use of common areas in the professional suites.

Item 3.  Legal Proceedings.

         The Company instituted a proceeding in the Delaware District Court against the Federal Government, Graff Pay-Per-View Inc. v. Janet Reno, et. al. which was consolidated with a prior action filed by Playboy Entertainment Group, Inc. (Civil Action No. 96-94/96-107 JJF), challenging the constitutionality of
Section 505 of the 1996 Act.    Section 505 is discussed above in "GOVERNMENT
REGULATION, Section 505."

         On March 7, 1996, the Court granted our application for a temporary restraining order, enjoining enforcement of the Section 505. However, our application for a preliminary injunction was denied on November 8, 1996 and on March 24, 1997, the Supreme Court affirmed the District Court's decision.
Section 505 took effect on or about May 1, 1997. We elected not to continue participating in the constitutional challenge of Section 505. The other plaintiff in the action has continued its challenge of Section 505. A trial on the merits was held at the end of February 1998. The Delaware District Court has not yet rendered a decision.

         We issued notices of default to Cupid under the Distribution Agreement and the Telephone Services Agreement. Cupid responded by obtaining a temporary restraining order preventing the Company from terminating the agreements and also filed a Demand for Arbitration. Hearings in the arbitration began on March 17, 1997. Before the second set of hearing days, the Company and Cupid agreed to settle their differences and executed a Settlement Agreement dated May 15, 1997. The Settlement Agreement provided for, among other things, the adjournment of the arbitration, termination of the Distribution Agreement and modification of the Telephone Services Agreement. In March 1998, Cupid defaulted in the payment of service fees under the Telephone Services Agreement and the Company and Cupid are negotiating a termination of that agreement. American Telnet now provides the audiotext services promoted on the Spice network.

         On February 26, 1998, TX Media, Inc. filed a breach of contract claim against the Company in Worcester, Superior Court, Civil Action No. 98-0465B. The claim relates to November 10, 1995 Interconnection and Consultancy Services Agreement between Company and TX Media, Inc. TX Media, Inc. was to receive brokerage fees for arranging fiber connectivity and uplink services. We terminated the agreement on December 28, 1995, as a result of the non-delivery by IBM of video file servers which resulted in a more than a one-year delay in our Operations Facility becoming operational. The Company believes TX Media, Inc.'s claims are without merit.

Item 4.  Submission of Matters to a Vote of Security Holders.

         There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1997.

                                     PART II

Item 5.  Market for Registrants Common Equity and Related Stockholder Matters.

         The Company's common stock is presently traded on The Nasdaq SmallCap Market under the symbol "SPZE."

         The following table sets forth, for the calendar period indicated, the per share range of high and low sales prices for the Company's common stock as reported on The Nasdaq National Market through May 31, 1997 and from June 1, 1997 on the Nasdaq SmallCap Market.

                                            High              Low
                                            -----             -----
1996
----
         First Quarter                      $5.00             $3.13
         Second Quarter                     $3.75             $2.50
         Third Quarter                      $3.44             $2.00
         Fourth Quarter                     $2.63             $1.00

1997
----
         First Quarter                      $2.38             $1.44
         Second Quarter                     $3.69             $2.13
         Third Quarter                      $3.88             $2.88
         Fourth Quarter                     $4.13             $3.38

         The Company currently has approximately 2,300 beneficial shareholders.

         The Company has never paid cash dividends on its common stock and intends to retain future earnings to support the growth of its business and does not anticipate paying any cash dividends in the near future. The payment of any future cash dividend on common stock will be determined by the Company's Board of Directors in light of conditions then existing, including the Company's earnings, financial condition, capital requirements and other factors. In addition, the Company's current credit facility with Darla contains provisions which restrict payments of cash dividends on its common stock.

Item 6. Selected Financial Data

            The following table is a summary of selected financial data for the Company for the periods indicated, which has been restated for discontinued operations:

For the Years ended December 31,                             1997           1996            1995            1994           1993
-----------------------------------------------------------------------------------------------------------------------------------
Revenues: ............................................   $ 33,596,000    $ 33,213,000    $ 43,292,000    $43,232,000   $ 20,528,000
                                                         ------------    ------------    ------------    -----------   ------------
Operating expenses:
  Cost of goods sold .................................           --            94,000         196,000        123,000        329,000
  Salaries, wages and benefits .......................      7,786,000       7,592,000       9,722,000      6,665,000      4,318,000
  Producer royalties and library amortization ........      2,748,000       5,481,000       6,662,000      7,096,000      4,075,000
  Satellite costs ....................................      6,744,000       1,884,000      10,191,000      9,670,000      5,985,000
  Selling, general and administrative expenses .......     10,240,000      11,354,000      17,646,000     13,472,000      7,719,000
  Depreciation of fixed assets and
    amortization of goodwill .........................      3,654,000       7,499,000       2,063,000      1,156,000        465,000
Provision for write downs and non-recurring items of:
    Goodwill related to Guest Cinema .................           --              --           871,000
    Write down of film & CD-ROM costs ................           --              --         3,967,000
    Restructuring costs ..............................           --              --         3,655,000
                                                         ------------    ------------    ------------    -----------   ------------
  Total operating expenses ...........................     31,172,000      33,904,000      54,973,000     38,182,000     22,891,000
                                                         ------------    ------------    ------------    -----------   ------------
Operating income (loss) ..............................      2,424,000        (691,000)    (11,681,000)     5,050,000     (2,363,000)
Interest expense .....................................      3,609,000       6,418,000         914,000        299,000        289,000
Minority interest ....................................       (680,000)     (1,062,000)           --          500,000           --
Gain from transponder lease amendment ................     (2,348,000)           --              --             --
Gain on disposition of DSTV ..........................       (352,000)           --              --             --
Gain on Nethold settlement ...........................       (740,000)           --              --             --
(Gain) loss on disposition of AGN ....................     (1,712,000)       (875,000)      2,039,000
                                                         ------------    ------------    ------------    -----------   ------------
Income (loss) from continuing operations
  before provision for income taxes and
  equity in undistributed earnings ...................      4,647,000      (5,172,000)    (14,634,000)     4,251,000     (2,652,000)
Income taxes (benefit) provision .....................        348,000         192,000         734,000      1,298,000        (54,000)
                                                         ------------    ------------    ------------    -----------   ------------
Income (loss) from continuing operations
  before equity in undistributed earnings ............      4,299,000      (5,364,000)    (15,368,000)     2,953,000     (2,598,000)
Equity in the undistributed earnings of
  HVC, net of the amortization of goodwill ...........           --              --              --             --            4,000
                                                         ------------    ------------    ------------    -----------   ------------
Income (loss) from continuing operations .............      4,299,000      (5,364,000)    (15,368,000)     2,953,000     (2,594,000)
                                                         ------------    ------------    ------------    -----------   ------------

Discontinued operations, net of income taxes
  Income from discontinued operations of SEG .........           --            35,000         242,000        213,000        225,000
  Loss on disposal of SEG ............................           --        (2,571,000)           --             --             --
                                                         ------------    ------------    ------------    -----------   ------------
  Income (loss) from discontinued operations .........           --        (2,536,000)        242,000        213,000        225,000
Extraordinary gain on debt restructuring .............        143,000            --              --             --             --
                                                         ------------    ------------    ------------    -----------   ------------
Net income (loss) ....................................      4,442,000      (7,900,000)    (15,126,000)     3,166,000     (2,369,000)
Dividends on preferred stock .........................        192,000            --              --             --             --
                                                         ------------    ------------    ------------    -----------   ------------
Net income (loss) attributable to common stock .......   $  4,250,000    $ (7,900,000)   $(15,126,000)   $ 3,166,000   $ (2,369,000)
                                                         ============    ============    ============    ===========   ============

Earnings (Loss) Per share,
Basic
From continuing operations ...........................   $       0.39    ($      0.48)   ($      1.31)   $      0.28   ($      0.29)
Extraordinary item ...................................           0.01            --              --             --             --
Discontinued operations ..............................           --             (0.22)           0.02           0.02           0.03
                                                         ------------    ------------    ------------    -----------   ------------
Net income ...........................................   $       0.40    ($      0.70)   ($      1.29)   $      0.30   ($      0.26)
                                                         ============    ============    ============    ===========   ============

Diluted
From continuing operations ...........................   $       0.35    ($      0.48)   ($      1.31)   $      0.25   ($      0.29)
Extraordinary item ...................................           0.01            --              --             --             --
Discontinued operations ..............................           --             (0.22)           0.02           0.02           0.03
                                                         ------------    ------------    ------------    -----------   ------------
Net income ...........................................   $       0.36    ($      0.70)   ($      1.29)   $      0.27   ($      0.26)
                                                         ============    ============    ============    ===========   ============

Cash dividends declared per common share .............           None            None            None           None           None
                                                         ============    ============    ============    ===========   ============
Weighted average number of shares outstanding,
  Basic ..............................................     10,706,000      11,351,000      11,747,000     10,386,000      8,954,000
                                                         ============    ============    ============    ===========   ============
  Diluted ............................................     12,237,000      11,351,000      11,747,000     11,909,000      8,954,000
                                                         ============    ============    ============    ===========   ============


As of December 31,                                           1997           1996            1995            1994           1993
-----------------------------------------------------------------------------------------------------------------------------------
Total assets .........................................   $ 31,138,000    $ 89,312,000    $ 99,199,000    $37,458,000   $ 21,221,000
                                                         ------------    ------------    ------------    -----------   ------------
Current portion of long-term debt
  and obligations under capital leases ...............      3,853,000       5,743,000       5,623,000      3,702,000        446,000
                                                         ------------    ------------    ------------    -----------   ------------
Long-term debt and obligations
  under capital lease less current
  portion ............................................     11,232,000      68,411,000      71,311,000      1,049,000      1,608,000
                                                         ------------    ------------    ------------    -----------   ------------
Shareholders' equity .................................   $  8,956,000    $  2,294,000    $  8,069,000    $23,460,000   $  8,583,000
                                                         ============    ============    ============    ===========   ============

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

1997 COMPARED TO 1996

         For the year ended December 31, 1997 the Company reported net income from continuing operations of $4.3 million as compared to a net loss from continuing operations of $5.4 million for the year ended December 31, 1996. The 1997 net income from continuing operations was primarily attributable to non-recurring gains of $5.2 million and operating income of $2.4 million offset by interest expense of $3.6 million. The 1996 net loss from continuing operations was primarily attributable to an operating loss of $0.7 million and interest expense of $6.4 million offset by minority interest of $1.1 million and a non recurring gain of $0.9 million. The improvement in income from continuing operations was primarily attributable to three main factors; non-recurring gains, the Company's sale of excess transponder and playback capacity to third parties and reduced expenses attributable to domestic transponder services resulting from the amendment of the Company's transponder lease and the corresponding change in its classification from a capital to an operating lease.

         Revenues. The Company reported total revenue of $33.6 million for the year ended December 31, 1997, which was comparable to total revenue from continuing operations of $33.2 for the year ended December 31, 1996. The Company generated an additional $4.1 million in 1997 from the sale of excess transponder capacity bundled with playback and other related services as compared to 1996. The Company also reported an increase in revenue from the Spice Networks, excluding the domestic C-band satellite dish ("DTH") market, of $0.5 million and from its audiotext services, Internet activities and film license fees of $0.9 million. Offsetting these increases were declines in revenues from the Cable Video Store network of $3.2 million as a result of the decision to wind down operations in the first quarter of 1997 and the elimination of revenue, in the third quarter of 1996, from the distribution of its adult networks in the DTH market of $1.0 million. The Company also experienced declines in revenue from it's international operation, primarily due to increased competition in the UK DTH market, totaling $1.0 million and a decline in revenue of $0.7 million from the Company's suspension of production and licensing activities of CPV.

         As of December 31, 1997, the Spice Networks were available in approximately 22.4 million cable and DBS addressable channel households, representing an 11% increase from December 31, 1996. The revenue growth from the increase in addressable households was offset by reductions in license fees and the effect of the implementation of Section 505 which resulted in a decline in buy rates for systems not in compliance with the regulation (See Note 1 to the Consolidated Financial Statements). The reduction in license fees was a result of continued competition in the Company's market segment and the ongoing concentration in the ownership of cable systems by multiple system operators ("MSO's"). The Company's top eight MSO's and DirecTV, a DBS provider, account for over 75% of the Company's domestic cable and DBS revenues.

         Spice Networks developed and launched Spice Hot in October of 1997. Spice Hot is a domestic television pay per view network which broadcasts a more explicit product than either Spice or the Adam & Eve channels. Based on the results from the October 1, 1997 launch through March 31, 1998, Spice Hot delivers higher buy rates and revenue per subscriber than either Spice or the Adam and Eve channels. The Company had 0.6 million and 4.4 million Spice Hot subscribers on December 31, 1997 and March 31, 1998, respectively, with pending contracts to add another 1.6 million subscribers by June 1, 1998. Based on the projected growth in Spice Hot subscribers, the Company anticipates an increase to total revenue and income from the Spice Networks as a whole in 1998 as compared to 1997.

         The Company elected to cease distribution of the Spice Networks in the domestic DTH market on August 31, 1996 as a result of increased competition in this market from several explicit adult services. These explicit services are not currently distributed by cable operators. The Company accomplished this by digitally compressing the Spice Networks onto one transponder. DTH customers cannot receive a digitally compressed transmission. The Company used the available transponders to generate an additional $4.1 million from the sale of excess transponder capacity bundled with playback and other related services as compared to 1996. Offsetting the additional revenue from sale of excess capacity was the loss of revenue realized in 1996 from the DTH market totaling $1.0 million.

         The decline in revenues from the international operations of $1.0 million in 1997 as compared to 1996 was primarily attributable to continued declines in the DTH market. The Company's transmission of the Adult Channel using a low frequency transponder puts the channel at a competitive disadvantage because the signal is only available to approximately 50% of the total DTH market in the UK. Compounding this problem is the specific channel location, The Adult Channel currently follows a niche subscription channel limiting the effectiveness of the channel's ten minutes of unencrypted teaser that introduces the channel on a nightly basis. As of August 1, 1998 the channel will be transmitted using a high frequency transponder and is scheduled to follow the SCi-Fi and the History Channel. The Company believes that the transition to a high frequency transponder with the new channel location along with the implementation of other initiatives will result in an increase in market share, revenue and operating results.

         Salaries, Wages and Benefits. The Company reported salaries, wages and benefits from continuing operations of $7.8 million for the year ended December 31, 1997 as compared to $7.6 million in the year ended December 31, 1996. The Company incurred $1.1 million of additional salaries, wages and benefits from expansion of both the sales and marketing departments and the network operation center. Offsetting these increases were savings from the suspension of CPV's production activities in 1996, the suspension of the CVSP operations in the second quarter of 1997 and the sale of a majority interest in DSTV in the third quarter of 1997, all totaling $0.7 million.

         Producer royalties and film cost amortization. The Company reported producer royalties and film cost amortization from continuing operations of $2.7 million for the year ended December 31, 1997 as compared to $5.5 million in 1996. The decrease was primarily attributable to the elimination of film amortization resulting from suspension of CPV's production activities in 1996 and the decline in revenues from the Cable Video Store Network that resulted in a corresponding reduction in producer royalties.

         Satellite, Playback and Uplink Expenses. The Company reported satellite, playback and uplink expenses from continuing operations of $6.7 million for the year ending December 31, 1997 as compared to $1.9 million in 1996. The increase was primarily attributable to the amendment of the Transponder Agreement on March 31, 1997 and the corresponding reclassification of the Transponder Agreement as an operating lease from a capital lease. In 1997, the Company included in satellite expense $4.7 million of transponder payments which in 1996 were treated as capital lease payments. If the Transponder Agreement had been classified as an operating lease from its inception, the Company would have reported additional satellite expense of approximately $1.6 million and $7.6 million in 1997 and 1996, respectively. In addition the Company would have reported a decrease in depreciation of $1.0 million and $5.3 million as well as a decrease in interest expense of $0.9 million and $5.0 million in 1997 and 1996, respectively.

         On January 11, 1997, AT&T permanently pre-empted one of the Company's unprotected transponders. This resulted in the reduction of the Company's monthly satellite transponder costs from $635,000 to $520,000 per month. In addition, on March 31, 1997, the Company and Loral amended the Transponder Agreement to shorten the Agreement's term, originally scheduled to expire at the end of the satellite's useful life, to October 31, 2004. As a result of this amendment, the Transponder Agreement was classified as an operating lease commencing on March 31, 1997, and the Company realized a non-recurring gain attributable to the Transponder Agreement of approximately $2.3 million.

         Selling, General and Administrative Expenses. The Company reported selling, general and administrative expenses from continuing operations of $10.2 million for the year ended December 31, 1997 as compared to $11.4 million in 1996. The decline was primarily attributable to the suspension of the CVSP operations in the second quarter of 1997 and a substantial decrease in HVC's expenses. Offsetting these reductions was an increase in corporate consulting expenses attributable to the debt restructuring and an increase in bad debt expense in 1997.

         Depreciation of Fixed Assets and Amortization of Goodwill. The Company reported depreciation of fixed assets and amortization of goodwill from continuing operations of $3.7 million for the year ended December 31, 1997 as compared to $7.5 million for the year ended December 31, 1996. The decline in depreciation expense was primarily attributable to the amendment of the Transponder Agreement and the corresponding accounting treatment which resulted in the Transponder Agreement being accounted for as a operating lease as of March 31, 1997.

         Interest Expense. The Company reported interest expense from continuing operations of $3.6 million for the year ended December 31, 1997 as compared to $6.4 million for the year ended December 31, 1996. The decline in interest expense was primarily attributable to the amendment of the Transponder Agreement and the corresponding accounting treatment that resulted in the Transponder Agreement being accounted for as an operating lease as of March 31, 1997. Offsetting this reduction was the increase in interest on the Company's new credit facility with Darla as compared to interest on the PNC credit facility in 1996 and the additional interest associated with capital lease obligations entered into September of 1996.

FACTORS THAT MAY AFFECT FUTURE RESULTS

         The Company's business is exposed to concentrations of risk. The Company derive a significant portion of its revenues (approximately 54% in 1997) from five multiple system operators , DirecTV and EMI. The loss of one or more of these customers could have a material adverse impact on the Company's results of operations.

1996 COMPARED TO 1995

         For the year ended December 31, 1996, the Company reported a net loss of $7.9 million, as compared to a net loss of $15.1 million in 1995. The loss in 1996 was attributable to a loss from continuing operations of $5.4 million and a loss from discontinued operations of $2.5 million. The loss from continuing operations was primarily attributable to continued losses from the Cable Video Store and Eurotica networks. Also contributing to the loss from continuing operations were losses associated with the CPV operation as well as the non-cash loss relating to the capitalization of the AT&T Transponder Agreement.

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

         In the domestic C-band DTH market several competing adult explicit services were launched during 1994 and 1995. These explicit adult services competed directly with Spice Networks in the C-band DTH market and as a result of the decline in the Spice Networks' C-band DTH revenues, the Company suspended the distribution of the Spice Networks in this market on August 31, 1996.

         As part of the Company's restructuring plan instituted in 1995 and 1996 and the continued projected decline in the C-band market, the Company executed a plan in September, 1996 to transmit its programming on a digital platform, which cannot be received by the C-band market.

         The revenues from CPV decreased as a result of the company's decision to cease production activity in the beginning of 1996.

         In the United Kingdom, two new competing adult services were launched in the fourth quarter of 1995 which compete directly with The Adult Channel. In addition, in the second half of 1995, The Adult Channel switched satellites to a satellite which could not be viewed by many of its existing subscribers without the purchase of new equipment. These two factors have resulted in a decline in revenues of approximately $3.6 million for the year ended December 31, 1996, as compared to the same period in 1995.

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

         Salaries. Total salaries from continuing operations for the year ended December 31, 1996 decreased approximately $2.1 million to approximately $7.6 million compared to total salaries of approximately $9.7 million for the year ended December 31, 1995. The decline was a result of the implementation and execution of the restructuring plan that included the consolidation and elimination of some employee functions which translated into reductions of the Company's personnel. Under the same restructuring plan, the Company entered into separation agreements with two of its then executive officers which resulted in an annual expense saving of approximately $1.0 million.

         Royalties. Producer royalties and film cost amortization from continuing operations decreased by approximately $1.2 million for the year ended December 31, 1996, as compared to the same period in 1995. The decline was primarily attributable to the reduction in film cost amortization resulting from the write-down of CPV's film and CD-ROM costs in the fourth quarter of 1995.

         Satellite. The AT&T Transponder Agreement was accounted for as a capital lease until March 31, 1997 as required by Statement of Financial and Accounting Standards No. 13, "Accounting for Leases." As a result, the Company was required to establish an asset and a corresponding offsetting interest bearing obligation equal to $58.7 million, the present value of the expected future minimum lease payments at the lease inception. The asset is depreciated, on the straight-line method, over the satellite's estimated 12-year useful life. The actual lease payments are applied against the principal and interest of the obligation similar to a fully amortizing mortgage loan. For the year ended December 31, 1996 the Company recognized total expenses attributable to the lease of approximately $10.3 million comprised of depreciation expense of approximately $5.3 million and interest expense of approximately $5.0 million. Had the lease been accounted for as an operating lease, the Company would have recognized approximately $2.0 million less in total expenses attributable to the AT&T Transponder Agreement for the year ended December 31, 1996.

         Satellite, playback and uplink expenses from continuing operations for the year ended December 31, 1996 decreased by approximately $8.3 million, as compared to the same period in 1995. The decrease was primarily attributable to the capitalized AT&T Transponder Agreement as compared to the treatment during the same period in 1995 when domestic transponder expenses were accounted for as operating leases. Had the AT&T Transponder Agreement been accounted for as an operating lease, the Company's satellite expense for the year ended December 31, 1996 would have been approximately the same as 1995.

         In September 1996, the Company completed the project that enabled the digital compression and transmission of its video programming to its domestic cable systems. Digital compression and transmission allows a single transponder to carry the programming for multiple digitally compressed networks. The Company transferred three of its networks onto a single transponder, which resulted in an annual cost saving to the three networks of approximately $3.1 million and made available two other transponders for productive use by the Company.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses from continuing operations for the year ended December 31, 1996 decreased by approximately $6.3 million as compared to the same periods in 1995. The decrease was attributable to, among other items, the suspension of the exploration of international opportunities, decrease in marketing, advertising and sales promotions and the implementation of the restructuring plan which contributed to the reduction of selling, general and administrative expenses by suspending the exploration for new businesses. The Company also reduced selling, general and administrative expenses by amending the Company's travel policies and reducing employee benefits as well as overhead expenditures. Offsetting these reductions was an increase in legal fees primarily attributable to litigation with the government over Section 505 of the 1996 Act and an increase in bad debt expense relating to the collection of receivables at CPV which was closed down during 1996.

         Depreciation of Fixed Assets. Depreciation of fixed assets and the amortization of goodwill from continuing operations for the year ended December 31, 1996 increased by approximately $5.4 million as compared to the same period in 1995. The increase was primarily attributable to the depreciation of the capitalized AT&T Transponder Agreement as compared to 1995 when domestic transponder leases were treated as operating leases and reflected in satellite costs.

         Interest Expense. Interest expense from continuing operations increased by approximately $5.5 million for the year ended December 31, 1996, as compared to the same period in 1995. $5.0 million of the increase was attributable to the interest expense recognized under the capitalized AT&T Transponder Agreement during 1996, as compared to 1995 when the domestic transponder leases were accounted for as operating leases. The remaining increase of $0.5 million was primarily the result of the increased average loan balance associated with the PNC debt in 1996 as compared to 1995.

NON-RECURRING ITEMS

         Guest Cinema - Goodwill. In January 1994, the Company acquired a hotel/motel pay-per-view system. The Company suspended distribution of this system because the Company projected that the technology would not generate future cash flows sufficient to support its investment. Therefore, the Company incurred an expense of approximately $0.9 million attributable to the write-down of goodwill created in the acquisition of PSP.

         CPV Library and CD-ROMs. The Company, through its wholly-owned subsidiary CPV, produced and distributed television, movie productions and CD-ROMs. In the fourth quarter of 1995, the Company concluded that it was carrying the film and CD-ROM costs at a net book value materially greater than its current projected cash flow. Therefore, the Company realized a one-time expense of $4.0 million to record the impairment of its investment. The Company suspended future productions of films and television series and the creation of CD-ROMs.

         American Gaming Network, J.V. and Multimedia Games, Inc. Pursuant to a Joint Venture Agreement dated June 28, 1995, the Company formed American Gaming Network ("AGN") with TVG, a wholly-owned subsidiary of MGAM, to develop and promote high stakes proxy play Class II tribal bingo games and other interactive gaming products. The Company contributed intellectual property and cash aggregating approximately $1.4 million to AGN's capital.

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

         On December 11, 1995, the parties executed a letter agreement modifying the Joint Venture Agreement which released claims the parties had against each other through such date. The parties had been unable to agree on a strategy or a business plan for the next twelve months. As a result, the Company established a reserve against its investment in AGN. In addition, since there was no assurance that the MGAM Shares or the shares underlying the MGAM Warrant, if exercised, would be registered or if registered, whether the Company would be able to sell such shares in the near future, the Company reserved against the value of its investment in the MGAM Shares.

         Restructuring Costs. The Company, in an attempt to return to profitability, restructured its operations. The Company suspended production of all films, television series and CD-ROM for 1996 and terminated approximately 30 employees and renegotiated the employment contracts with the two key executives of CPV to provide for their early termination. The Company recognized a charge of approximately $0.6 million in 1995 for restructuring CPV.

         The Company also terminated the employment of all of the employees of Pay-Per-View International, Inc. ("PPVI") at the end of 1995. PPVI employees were responsible for the development of TeleSelect and exploring other international opportunities for the Company. In the first quarter of 1996, the Company sold its interest in TeleSelect and suspended exploration of new international business opportunities.

         The Company restructured Guest Cinema by terminating the employment contract of its President and discontinuing the marketing and use of its hotel/motel pay-per-view system.

         Two senior executives, Mark Graff and Leland H. Nolan, resigned as officers of the Company effective December 31, 1995. Messrs. Graff and Nolan executed separation agreements (see "Executive Compensation, Employment Agreements") which are in force through 1998. The Company also reduced its staffing in other areas of the Company and reduced overhead.

         The accrued restructuring charge at December 31, 1995 was approximately $3.7 million and was comprised of corporate level restructuring and the suspension of production activities formerly conducted by CPV. Each component involved contraction of the Company's workforce and facilities and other miscellaneous costs associated with the restructuring as follows:



                                                      December 31,         Cash           December 31,        Cash     December 31,
                                                         1995            Outflows           1996            Outflows      1997
                                                      ----------        ----------        ----------        --------   -----------
Corporate
    Salaries .................................        $2,750,000        $1,301,000        $1,449,000        $749,000      $700,000
    Facilities and Other .....................           250,000           179,000            71,000          71,000          --

CPV
    Salaries .................................           464,000           464,000              --              --            --
    Facilities and Other .....................           191,000           191,000              --              --            --
                                                      ----------        ----------        ----------        --------   -----------
         Total ...............................        $3,655,000        $2,135,000        $1,520,000        $820,000      $700,000
                                                      ==========        ==========        ==========        ========   ===========

         The remaining balance of $0.7 million of accrued restructuring at December 31, 1997 is scheduled to be paid in 1998.

Liquidity and Capital Resources

         The Company reported a working capital deficit of $2.0 million and $6.1 million on December 31, 1997 and 1996, respectively. In the first quarter of 1998 the Company significantly improved its working capital position with the proceeds received from the exercise of stock options totaling approximately $3.2 million. Stockholders equity at December 31, 1997 was $9.0 million compared to $2.3 million on December 31, 1996.

         At December 31, 1997, the Company had a credit facility with Darla consisting of a term loan of $10.6 million and a revolving line of credit of $3.5 million of which $1.9 million had been drawn down from the revolving line of credit. The term loan and the revolving line of credit both mature on July 15, 1999. The outstanding balance on the revolving line of credit was repaid in the first quarter of 1998.

         The Darla credit facility is secured by all of the Company's domestic assets and the stock of its domestic operating subsidiaries and HVC. The Darla loan agreement contains various financial covenants including minimum levels of revenues and adjusted EBITDA (earnings before interest, taxes, depreciation and amortization) for each quarter. The Company did not meet these covenants for the quarter ended September 30, 1997. On November 14, 1997, Darla and the Company executed an amendment to the Darla loan agreement which revised the revenue and adjusted EBITDA covenants for the balance of the loan's term and waived the financial covenant violations for the quarter ended September 30, 1997. The Company is currently exploring various alternatives to replace or satisfy its current credit facility. The Company, based on its prior refinancing experience, believes that the credit facility will be refinanced.

         Net cash provided by operating activities from continuing operations was approximately $5.4 million, $3.0 million and $0.5 million for the years ended December 31, 1997, 1996 and 1995, respectively. In 1997, cash provided by operating activities was primarily the result of net income and other non-cash adjustments as opposed to 1996 and 1995 in which the cash provided by operating activities was primarily the result of non-cash adjustments which more than offset net losses for the period. The principal adjustments in 1997 which provided a total of $0.7 million of operating cash were depreciation and amortization of fixed assets, goodwill and the library of movies as well as a provision for bad debts, offset by a reduction in royalties payable, repayment of accrued restructuring charges and a non-cash gain on the transponder lease amendment. In 1996 and 1995, the cash from operating activities was primarily the result of non-cash adjustments to net income which more than offset net losses for the period. The principal adjustments in 1996 were depreciation and amortization of fixed assets, goodwill and the library of movies as well as a decrease in accounts receivable and the loss from discontinued operations. Offsetting these sources of cash were a reduction of subscription revenues received in advance and the allocation of losses to the minority partner of CVSP in 1996, as well as payments of accrued restructuring charges. Principal adjustments in 1995 were the restructuring charges, provision for write-down of investments and bad debts, amortization and depreciation of fixed assets, film costs, library of movies, and goodwill, together with an increase in accounts payable and royalties payable, offset by an increase in film costs.

         Net cash used in investing activities from continuing operations was approximately $3.7 million, $0.2 million and $10.4 million for the years ended December 31, 1997, 1996, and 1995, respectively. The increase in net cash used in investing activities in 1997 as compared to 1996 was primarily attributable to proceeds realized from the sale of the Company's investment in TeleSelect in 1996. The decrease in net cash used in investing activities in 1996 as compared to 1995 was primarily attributable to significant declines in the purchase of property and equipment and proceeds from the sale of the Company's investment in TeleSelect as compared to investments in TeleSelect in 1995.

         Net cash used in financing activities from continuing operations was approximately $1.6 million and $1.4 million for the years ended December 31, 1997 and 1996, respectively, as compared to net cash provided by financing activities from continuing operations of approximately $10.3 million for 1995. The decrease in cash from financing activities for 1997 and 1996 as compared to 1995 is primarily attributable to payments of the PNC debt ($1.0 million) as compared to borrowings from PNC in 1995. Also contributing to the decline in cash from financing activities was the treatment of the Transponder Agreement in 1996 as a capital lease as compared to an operating lease in 1995. Offsetting these declines in 1996 was a capital contribution by a minority partner to CVS Partners and borrowings under the IBM lease.

         The Company has considered the impact of the year 2000 as it relates to the programming of the Company's computer and operating systems and does not believe there is a significant risk to the Company.

Item 8.  Financial Statements and Supplementary Data.

         The information required by this Item is included at Pages F-1 through F-33.

Item 9. Changes in and Disagreements with Accountants on Account and Financial Disclosure.

         (a) The Company terminated its audit relationship with its former auditors, Coopers & Lybrand L.L.P. ("C&L"), on January 9, 1997. C&L's reports on the financial statements for the years ending December 31, 1995 and 1994 did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty. The audit committee of the Board of Directors approved the decision to change accountants. During the Company's two most recent fiscal years and any subsequent interim period preceding such termination, there were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the former accountant, would have caused it to make reference to the subject matter of the disagreements in connection with its report. There were no reportable events of the type described in Item 304(a)(1)(v) (a) through
(d) of Regulation S-K.

         (b) On February 13, 1997, the Company engaged the firm of Grant Thornton LLP as its independent auditors to audit its financial statements for the fiscal period ended as of December 31, 1996. Grant Thornton was re-appointed as the Company's independent auditors to audit its financial statements for the fiscal period ended as of December 31, 1997.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

Name                            Age     Position, Occupation and Business Experience
---------------------------   ------    --------------------------------------------------------------------------
J. Roger Faherty                59      Chairman of the Board of Directors, Chief Executive Officer, President and
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

Leland H. Nolan                 51      Director.  Mr. Nolan has been a Director of the Company since 1988 and from that time and until the end of 1995, held various executive positions, most recently as Vice Chairman, International Initiatives.
                                        Prior to joining the Company, he was Chairman of the Board of Orange
                                        Entertainment Company, a video production and distribution company.

Dean R. Ericson                 52      Director.  Mr. Ericson was elected a Director of the Company on January
                                        24, 1994.  Mr. Ericson is co-founder and President, since 1987, of Media
                                        Management Services, Inc., a Denver-based consulting practice providing technology and business development services to selected media and telecommunications companies.  He was formerly Vice President of New
                                        Business Development, Director of Pay Television, and Manager of Special
                                        Markets at American Television and Communications Corporation.

R. Christopher Yates            58      Director.  Mr. Yates was elected a Director of the Company on July 23,
                                        1996.  He was the Chief Executive Officer of HVC since HVC's 1989
                                        formation and until his resignation on October 17, 1997.   Since the end
                                        of 1994, HVC has been a wholly-owned subsidiary of the Company.  Prior to
                                        1989 he was the Chief Executive of Cabletel Communications Ltd., which was owned by the Ladbroke Group PLC and Comcast Communications Inc., and
                                        operated a fully interactive cable system in West London.  Mr. Yates is also a founding member of the Cable Television Association in the U.K. and has served in various capacities with that organization.


Name                            Age     Position, Occupation and Business Experience
---------------------------   ------    --------------------------------------------------------------------------
Rudy R. Miller                  50      Director.  Mr. Miller was elected a Director of the Company on July 23,
                                        1996.  He has served as Chairman, President and Chief Executive Officer of
                                        Miller Management Corp., a financial consulting firm, since 1972 and of
                                        Miller Capital Corp., a venture capital, financial services and investor relations firm, since 1993.  Mr. Miller was Chairman, President and Chief
                                        Executive Officer of StatesWest Airlines, Inc. operating as US Air Express from 1986 to 1993.  That company petitioned for protection under Chapter
                                        11 of the U.S. Bankruptcy Code in December 1992 which was dismissed by the
                                        Bankruptcy Court in September 1994.  Mr. Miller was also a member of the board of directors of America West Airlines from 1982 to 1986 and a member of the board of directors of Jacor Communications Inc., one of the largest radio broadcasting groups in the United States.

Stephen K. Liebmann             59      Director.  Mr. Liebmann became a Director of the Company on June 3, 1997.
                                        Mr. Liebmann has been a self-employed marketing consultant to growth-oriented consumer businesses since 1976.  Mr. Liebmann has provided consulting services to several major corporations including several in businesses related to the Company including American Television &
                                        Communication Corp. (a subsidiary of a predecessor of Time Warner),
                                        Paragon Cable, Home Box Office, Primestar Partners, and Hughes Network
                                        Systems.  He has also provided consulting services to other consumer businesses including Sara Lee, Hallmark, Quaker Oats Company and Cadbury
                                        Scwheppes U.S.A.

Steve Saril                     44      Director, Senior Vice President, Sales & Marketing.  Mr. Saril has been an executive officer of the Company since 1989 and is currently the Company's
                                        Senior Vice President of Sales and Marketing and is also the president of
                                        Spice Networks, Inc.  He was elected as a Director on September 26, 1996.
                                        Between 1979 and 1989, he was a Director of National Accounts for Showtime
                                        Networks, Inc., an operator of cable movie networks.

Harlyn C. Enholm                56      Executive Vice President, Chief Financial Officer. Mr. Enholm was
                                        appointed as the Company's Executive Vice President and Chief Financial
                                        Officer on May 20, 1996 having previously worked for SEG as its Chief
                                        Financial Officer since June, 1994.  Between joining SEG in 1994 and 1991, he was a self-employed consultant.  From 1984 to 1991, he was Executive
                                        Vice President and Chief Financial Officer of The Geneva Companies.


Name                            Age     Position, Occupation and Business Experience
---------------------------   ------    --------------------------------------------------------------------------
Daniel J. Barsky                42      Senior Vice President, General Counsel & Secretary.   Mr. Barsky has been
                                        an executive officer of the Company since 1995 and is currently its Senior
                                        Vice President, General Counsel and Secretary.  Prior to joining the
                                        Company, he was a partner in Dornbush Mensch Mandelstam & Schaeffer, which acted as the Company's legal counsel from 1989 to 1994.

Rich Kirby                      37      Senior Vice President, Network Operations.  Mr. Kirby has been an executive officer of the Company since 1988 and is currently its Senior
                                        Vice President, Network Operations.  Between 1985 and 1988, Mr. Kirby was
                                        Vice President of Operations for Reiss Media, which operated Request
                                        Television.

John R. Sharpe                  33      Vice President, Controller and Chief Accounting Officer.  Mr. Sharpe has
                                        been an executive officer of the Company since 1997 and is currently its
                                        Vice President, Controller and Chief Accounting Officer.  Prior to joining the Company in 1995, Mr. Sharpe was a Divisional Controller for U.S.
                                        Services, Inc., a publicly traded software development company from 1991 through 1994.  From 1988 through 1991, Mr. Sharpe was employed by Wiss &
                                        Company, a public accounting firm.

Item 11.  Executive Compensation.

         The following table sets forth, for the fiscal years ended December 31, 1997, 1996 and 1995, compensation paid by the Company for services in all capacities to the Chief Executive Officer, the former Chief Executive Officer of HVC and the four most highly compensated executive officers during 1997.

                                   Summary Compensation Table


                                                          Other
                                                          Annual      Restricted     Securities          All Other
                                                          Compen-       Stock        Underlying           Compen-
         Name and                            Salary       sation(1)     Awards         Options            sation(2)
    Principal Position           Year         ($)           ($)           ($)             (#)               ($)
----------------------------    --------    ---------   -----------   -----------    ------------       ------------
J. Roger Faherty                 1997        350,000         49,410                        400,000   3        12,088
  Chairman, Chief                1996        358,077         44,071                         38,500   5        12,974
  Executive Officer              1995        421,539         58,298                        435,585   6        19,909
  & President

R. Christopher Yates*            1997        118,353         18,250                         10,000   3       202,689
  Director, former President     1996        348,032         42,442                         38,402   7        43,535
  Spice International            1995        378,013                                        38,000   8        43,997

Steve Saril                      1997        249,615                                       110,000   3         4,045
  Director, Senior Vice          1996        200,000                                        70,000   9           462
  President, Sales &             1995        193,462                       345,000  4       70,000  10         1,435
  Marketing

Harlyn C. Enholm                 1997        250,000                                        38,500   3
  Executive Vice President,      1996        233,000                                        18,962  11
  Chief Financial Officer        1995        164,000

Daniel J. Barsky                 1997        174,808                                        21,000   3         2,603
  Senior Vice President,         1996        150,000                                        45,000  12           667
  General Counsel, &             1995        142,500                       233,000  4       20,000  13           811
  Secretary

Rich Kirby                       1997        174,731                                        21,000   3         1,419
  Senior Vice President,         1996        174,096                                        61,500  14           381
  Network Operations             1995        170,260                       311,000  4       67,000  15         1,797

*No longer a Company employee.

1) Refer to the Other Annual Compensation/All Other Compensation table below for information on the components of Other Annual Compensation. Where no dollar amount appears, Other Annual Compensation for these executives is less than 10% of the executive's salary and bonus for the year.

2) Refer to the Annual Compensation/All Other Compensation table below for information on the components of All Other Compensation.

3) Refer to the "Options Grants in Last Fiscal Year" table below for information concerning 1997 option grants.

4) Messrs. Saril, Barsky and Kirby received 40,000, 27,000 and 36,000 shares, respectively, of Restricted Stock on May 12, 1995 at a market value of $8.63 per share.

5) Mr. Faherty's securities underlying options for 1996 include (i) 21,000 options granted on August 13, 1996 with an exercise price of $2.75 and (ii) 17,500 options granted on December 13, 1996 with an exercise price of $1.75.

6) Mr. Faherty's securities underlying options in 1995 include 249,585 options granted on December 11, 1995 with an exercise price of $3.875 in replacement of the identical number of options which were granted in 1991, exercised in April, 1995 and whose exercise was rescinded in December, 1995. Mr. Faherty was also granted 25,000 options on May 12, 1995 which were repriced on December 11, 1995. In addition, 136,000 options previously granted in 1993 were repriced on December 11, 1995.

7) Mr. Yates' securities underlying options for 1996 include (i) 18,584 options granted on August 13, 1996 with an exercise price of $2.75 and
         (ii) 19,818 options granted on December 13, 1996 with an exercise price of $1.75.

8) Mr. Yates' securities underlying options for 1995 include 19,000 options granted on May 12, 1995 which were repriced on December 11, 1995.

9) Mr. Saril's securities underlying options for 1996 include (i) 10,000 options with an exercise price of $4.25 granted on January 25, 1996 in lieu of a cash raise for 1996 based on 1995 performance and (ii) 40,000 options granted on January 26, 1996 in lieu of a performance based cash bonus. Mr. Saril was also granted 10,000 options on August 13, 1996 with an exercise price of $2.75 and 10,000 options on December 13, 1996 with an exercise price of $1.75.

10) Mr. Saril's securities underlying options for 1995 include 10,000 options granted on May 12, 1995 which were repriced on December 11, 1995. 50,000 options granted on January 6, 1994 were also repriced on December 11, 1995.

11) Mr. Enholm's securities underlying options for 1996 include (i) 9,250 granted on August 13, 1996 with an exercise price of $2.75 and
         (ii) 9,712 options on December 13, 1996 with an exercise price of $1.75.

12) Mr. Barsky's securities underlying options for 1996 include (i) 7,500 options granted in January 25, 1996 with an exercise price of $4.25 in lieu of a cash raise for 1996 based on 1995 performance and (ii) 22,500 options granted in January 26, 1996 in lieu of a performance based cash bonus. Mr. Barsky was also granted 7,500 options on August 13, 1996 with an exercise price of $2.75 and 7,500 options on December 13, 1996 with an exercise price of $1.75.

13) Mr. Barsky's securities underlying options for 1995 include 20,000 options granted on December 16,1994 were repriced on December 11, 1995.

14) Mr. Kirby's securities underlying options for 1996 include (i) 8,500 options with an exercise price of $4.25 granted on January 25, 1996 in lieu of a cash raise for 1996 based on 1995 performance and (ii) 25,500 options granted on January 26, 1996 in lieu of a performance based cash bonus. Mr. Kirby was also granted (i) 12,000 options with an exercise price of $3.38 on April 1, 1996, (ii) 8,500 options on August 13, 1996 with an exercise price of $2.75 and (iii) 7,000 options on December 13, 1996 with an exercise price of $1.75.

15) Mr. Kirby's securities underlying options for 1995 include 8,500 options granted on May 12, 1995 which were repriced on December 11, 1995. 50,000 options granted on January 6, 1994 were also repriced on December 11, 1995.


                          Other Annual Compensation/All Other Compensation

                                                    Other Annual Compensation                   All Other Compensation
                                          -----------------------------------------------     ---------------------------
                                           Automobile          Deferred          Long-
                                            Related             Compen-          Term           Life Ins.
                                            Expenses            sation        Disability         Premium         401(k)
         Name                 Year             ($)                ($)             ($)              ($)             ($)
-----------------------     ----------    --------------     ------------    ------------     -------------    ----------
J. Roger Faherty              1997                4,818           36,566           8,026            12,088
                              1996                                36,566           7,505            12,088           886
                              1995               14,400           36,566           7,332            17,599         2,310

R. Christopher Yates          1997               14,966                            3,284             5,894       196,795
                              1996               12,499           26,006           3,937             6,131        37,404
                              1995                                                                   6,196        37,801

Steve Saril                   1997                                                                   2,530         1,515
                              1996                                                                                   462
                              1995                                                                                 1,435

Harlyn C. Enholm              1997
                              1996
                              1995

Daniel J. Barsky              1997                                                                     630         1,973
                              1996                                                                     436           231
                              1995                                                                     436           375

Rich Kirby                    1997                                                                     549           871
                              1996                                                                                   381
                              1995                                                                     297         1,500


         1997 Compensation Program for Key Executives. Senior officers had not received salary adjustments in 1996, were granted increases in 1997 averaging approximately 20%. The Stock Option Committee also established a pool of 200,000 options to be granted to the Company's senior officers. The Committee established early vesting criteria for half of the options based on the Company's performance in 1997; the Committee intends to establish early vesting criteria for the other half of the options based on the Company's 1998 performance. The Committee delayed consideration of cash bonuses pending a review of the Company's 1997 performance. The Company did not award 1997 cash bonuses.

         The Committee has also modified Mr. Faherty's employment agreement as described below and developed a new form of employment agreement for other senior officers of the Company and its subsidiaries.

         Employment Agreements. The Company employs Mr. Faherty as its Chairman, Chief Executive Officer and President pursuant to an Employment Agreement effective January 11, 1992 which was amended effective June 15, 1993, March 23, 1994, March 23, 1995, January 1, 1996, April 1, 1997 and as of December 31, 1997. The agreement, as presently amended, provides for a base salary of $350,000 for 1997 and $367,500 for 1998, with any adjustments determined annually. The agreement has a six-year term. In each year that the agreement is not terminated, the agreement's term is extended for five years from that anniversary date. Under the most recent amendment, the agreement provides for loans from the Company of up to $282,878 including interest accrued through December 31, 1997. The loan has a maturity date of December 31, 1998 and for 1997, had an interest rate equal to the rate the Company paid its principal lender and for 1998 will have an interest rate equal to one percent over the Chase Manhattan Bank N.A. prime rate.

         The agreement also provides for annual retirement benefits of not less than $100,000 (implemented by the deferred compensation agreement described below) and provides for other benefits including reimbursement for automobile costs. Mr. Faherty waived his rights to a reimbursement for automobile costs from the beginning of 1996 through July 1997. In August 1997 the Company began reimbursing Mr. Faherty for the lease payments and insurance on an automobile.

         Prior to the April Amendment, Mr. Faherty's Employment Agreement required the Company to grant to Mr. Faherty options to acquire 109,443 shares of Common Stock in each year commencing in 1998 that the Employment Agreement was renewed. In lieu of this annual option grant, the amendment dated April 1, 1997 granted Mr. Faherty an option to acquire 400,000 shares of Common Stock at an exercise price of $2.125. Options to acquire 100,000 shares of Common Stock were immediately exercisable. Options to acquire 150,000 shares of Shares become exercisable on the earlier of (i) the date following 20 consecutive trading days where the price of the Common Stock is at least $4.00 or (ii) December 31, 1997 if the Company's earnings before interest, taxes, depreciation and amortization ("EBITDA") for the fiscal year ended December 31, 1997 exceeds certain pre-determined levels. These options are currently voted as a result of the price of the Common Stock. The remainder of the options will vest based on the Company's performance in 1998, as determined by the Board of Directors. If the options do not vest under the foregoing criteria, then the Board of Directors is to establish new vesting criteria.

         The amendment also provides for a "parachute payment" if, within 18 months following a change in control of the Company, either the Company or Mr. Faherty elects to terminate Mr. Faherty's employment. The amount of the parachute payment is equal to four times his then current salary (including any bonuses) grossed up by the amount equal to the excise tax on any portion of the severance benefit treated as an "excess parachute payment" under the Code and the incremental income taxes payable on the grossed up amount. In addition, upon a change in control, no payments will be due on the loan until the end of the sixth calendar year after the change in control. At that point, the loan will be repayable in ten equal annual installments of principal and interest.

         On October 1, 1992, the Company entered into a Deferred Compensation Agreement with Mr. Faherty. Under the Agreement, the Company is obligated to provide for retirement benefits to Mr. Faherty on or after reaching the age of 65 and also provide for early retirement benefits. Upon retirement, Mr. Faherty will receive from the Company a total of 180 monthly payments which will provide a benefit of $100,000 per annum. Upon early retirement, Mr. Faherty will receive maximum benefits of $95,000 or a minimum of $50,000 annually upon retirement on or after age 55 but before the age of 65. Upon Mr. Faherty's death prior to the age of 65 but after the age of 55, his beneficiary will receive maximum annual benefits of $95,000 or a minimum benefit of $50,000 payable monthly.

         Mr. Yates was employed by HVC pursuant to a Service Agreement dated January 22, 1993 and amended on June 16, 1994. We terminated the Service Agreement on October 11, 1997. Mr. Yates claimed we had improperly terminated his agreement. The parties are finalizing a settlement.

         Mr. Enholm had been employed by SEG pursuant to an Employment Agreement dated August 31, 1995. As part of the SEG Settlement Agreement, SEG terminated Mr. Enholm's employment and the Company continued the engagement of Mr. Enholm as its Chief Financial Officer pursuant to a Consulting Agreement effective February 1, 1997, which was amended on June 4, 1997. Under this agreement as amended, Mr. Enholm has agreed to serve as the Company's Chief Financial Officer through June 30, 1998. Mr. Enholm's consulting agreement also has a termination payment provision similar to the form employment agreement described below.

         We employ Mr. Saril pursuant to an Employment Agreement effective as of January 1, 1997. The Agreement provided for a base salary of $250,000 and a $1,000 a month car allowance. The Agreement has a four-year term and contains a parachute payment provision the same as that contained in the April Amendment to Mr. Faherty's Employment Agreement.

         We employ ten of our officers, including Messrs. Barsky and Kirby, pursuant to a form employment agreement. All of the agreements are dated as of January 1, 1997. The form agreement provides for a parachute payment triggered upon a change in control if the Company terminates the officer's employment within 18 months following a change in control. The form agreements have two or three year terms. Mr. Barsky's employment agreement has a two-year term with a 1997 base salary of $175,000. Mr. Kirby's employment agreement has a three-year term and a 1997 base salary of $175,000.

         Stock Option Plans. The Company has five stock option plans (the 1991, 1992, 1993, 1994 and 1995 Plans) (collectively the "Plans") for officers, employees, directors and consultants of the Company or any of its subsidiaries and a Directors' Plan ( the "Directors' Plan"). Options granted to employees may be either incentive stock options (ISO's) or non-ISO's; ISO's may not have an exercise price of not less than 100% of fair market value of the Company's common stock on the grant date and all options may not have an exercise price of less than 100% of fair market value on the grant date in the case of options granted to holders of 10% or more of the voting power of the Company's stock on the date of the grant. The aggregate fair market value, as determined on the grant date, of ISO's that may become exercisable in any one year cannot exceed $100,000. Options canceled subsequent to issuance are returned to the Plan and are available for re-issuance as determined by the Stock Option Committee.

         The Stock Option Committee, consisting of three non-employee directors (the "Committee"), currently administers the Plans. In general, the Committee has the responsibility to select the persons to whom options will be granted and will determine, subject to the terms of the Plan, the number, the exercise period, vesting schedule and other provisions of such options.

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

         The Directors Plan, as amended, provides for the automatic annual issuance of 10,000 options to each non-employee director on the last business day of the calendar year. The exercise price of options issued under the Directors' Plan is equal to the closing price of the Company's common stock on the date of grant. In 1997, 10,000 options were issued to each of Messrs. Yates, Liebmann, Ericson, Nolan and Miller, non-employee directors of the Company. Messrs. Liebmann, Nolan and Miller are the members of the Stock Option Committee.

         Restricted Stock Incentive Plan. In 1995, the Company established a restricted stock plan and granted 175,000 shares of restricted stock to key executives. Under the restricted stock plan, the restricted stock vests in the fifth year after grant if the Company continues to employ the executive. Messrs. Saril, Kirby and Barsky were granted 40,000, 36,000 and 27,000 shares, respectively of restricted stock under the plan. The Company has made no further grants under the restricted stock plan since the original grant.

         The following table sets forth stock options that the Company granted to the named executive officers during 1997.


                          Option/Grants in Last Fiscal Year

                                Individual Grants
------------------------------------------------------------------------------------------------------------------------
                             Number of                                                          Potential Realizable
                             Shares of          Total                                         Value at Assumed Annual
                               Common          Options                                         Rates of Stock Price
                               Stock          Granted to                                       Appreciation for Option
                             Underlying       Employees         Exercise                                 Term
                              Options         in Fiscal         or Base
                              Granted             Year           Price       Expiration           5%              10%
         Name                   (#)               (%)           ($/Sh)          Date             ($)              ($)
-----------------------     -------------    --------------    ----------    ------------     -----------    -----------
J. Roger Faherty                 400,000  1           45.1       2.125          04/01/07       1,385,000      2,205,000
R. Christopher Yates              10,000  2            1.1       4.000          12/29/07          65,000        104,000
Steve Saril                       50,000  3            5.6       2.125          04/01/07         173,000        276,000
                                  60,000  4            6.8       2.125          04/01/07         208,000        331,000
Harlyn C. Enholm                  13,500  5            1.5       2.125          04/01/07          47,000         74,000
                                  25,000  3            2.8       2.125          04/01/07          87,000        138,000
Daniel J. Barsky                  21,000  5            2.4       2.125          04/01/07          73,000        116,000
Rich Kirby                        21,000  5            2.4       2.125          04/01/07          73,000        116,000

1) 100,000 options were immediately exercisable. 150,000 options become exercisable on the earlier of (i) the date following 20 consecutive trading days where the price of the Common Stock is at least $4.00 or
         (ii) December 31, 1997 if the Company's earnings before interest, taxes, depreciation and amortization ("EBITDA") for the fiscal year ended December 31, 1997 exceeds certain pre-determined levels. These options are currently exercisable. The remainder of the options will vest based on the Company's performance in 1998, as determined by the Board of Directors.

2) Half of the options were vested on the grant date; the other half will vest on the anniversary of the grant date.

3)       Fully vested upon grant.

4) All options will vest in six years following grant. As to half of these options, 75% will vest earlier if the Spice Networks revenues meet certain target levels and 25% will vest earlier if the Company's EBITDA meets certain target levels. The early vesting criteria for the other half of the options is to be determined based on 1998 performance.

5) All options will vest in six years following grant. Half of the options will vest earlier if the Company's EBITDA meets certain target levels. The early vesting criteria for the other half of the options is to be determined based on 1998 performance.


                      Aggregate Options Exercised in Last Fiscal Year
                                 and Year End Option Value
                                                                                    Number of
                                                                                    Securities           Value of
                                                                                    Underlying         Unexercised
                                                                                   Unexercised         In-the-Money
                                                                                    Options at          Options at
                                                                                      FY-End              FY-End
                                                                                  ---------------    -----------------
                                        Shares Acquired           Value            Exercisable/        Exercisable/
                                          on Exercise           Realized          Unexercisable      Unexercisable(1)
         Name                                 (#)                  ($)                 (#)                 ($)
-----------------------------------    ------------------   ------------------    ---------------    -----------------
J. Roger Faherty                             None                 None                   845,666            3,382,664
                                                                                         181,750              727,000
R. Christopher Yates                         None                 None                    38,702              154,808
                                                                                          28,700              114,800
Steve Saril                                  None                 None                   261,000            1,044,000
                                                                                          75,000              300,000
Harlyn C. Enholm                             None                 None                    34,482              137,928
                                                                                          22,980               91,920
Daniel J. Barsky                             None                 None                    57,500              230,000
                                                                                          28,500              114,000
Rich Kirby                                   None                 None                   108,000              432,000
                                                                                          33,000              132,000


(1) Based on the last trade price on December 31, 1997 of $4.00 quoted by The Nasdaq Small Cap Market.

         401(k) Tax Deferred Savings Plan. Effective January 1, 1993, all qualified employees, including the executive officers, are eligible to participate in the Company's 401(k) Tax Deferred Savings Plan (the "401(k) Plan"). Under the 401(k) Plan, each employee may, at his or her option, elect to defer (and contribute to the Plan) up to 15% of his or her salary. At its discretion, the Company may elect to contribute a percentage of the contributions of the employees. Contributions to the 401(k) Plan shall be invested as determined by the Plan trustees, Messrs. Faherty and Barsky. The trustees had retained Nationwide Services Company to invest the funds in the 401(k) Plan and Geller & Wind to administer the plan. Both of these parties were replaced on November 1, 1997 with Dean Witter Reynolds.

         Filings with Securities and Exchange Commission. Section 16(a) of the Securities Exchange Act of 1934 requires that officers, directors and 10% stockholders of the Company file reports of their ownership with the Securities and Exchange Commission. No officer or director was late with their filings for 1997 other than John R. Sharpe and Harlyn C. Enholm.

         Director's Compensation. The Company pays $1,000 per meeting, plus expenses and $250 per telephone conference to non-officer directors serving on its Board of Directors.

         Compensation Interlocks and Insider Participation. Since 1994, the Company's Compensation Committee has made recommendations relating to executive compensation to the Board of Directors. The Compensation Committee members currently are Messrs. Ericson, Miller and Liebmann, non-employee Directors of the Company. Mr. Nolan resigned as an officer of the Company on December 31, 1995.

                                PERFORMANCE GRAPH


         The graph below compares the cumulative total shareholder return on the common stock for the period from December 31, 1992 to December 31, 1997 with the cumulative total return on the Nasdaq Stock Market-United States Index and both an old and new peer group (1) of comparable companies (the "Peer Group") selected by the Company over the same period (assuming the investment of $100 in the common stock, the Nasdaq Stock Market-United States Index and the Peer Group on December 31, 1992 and the reinvestment of all dividends).

     The following table is an EDGAR representation of the data points used in the printed graphic presentation:


                                                       CUMULATIVE TOTAL RETURN SUMMARY

                                        12/92     12/93     12/94     12/95     12/96     12/97
                                        -----     -----     -----     -----     -----     -----
Spice Entertainment Companies, Inc.     100       134       186        77        29        66
New Peer Group                          100       184       113       125       136       269
Old Peer Group                          100       193       146       358       172       131
Nasdaq Stock Market (U.S.)              100       115       112       159       195       240

          The Company changed peer groups at December 31, 1997 as compared to the same period at December 31, 1996 in order to reflect the peer group used by the Company's investment advisor in evaluating the position of the Company prior to entering into the Proposed Transaction. Both the old and new peer groups are comprised of those companies which compete against the Company in the interactive television and pay-per-view industries. None of the companies in either peer group is fully comparable with the Company's business. The returns of each company within the peer groups have been weighted according to their respective stock market capitalization for purposes of arriving at both old and new peer group averages. The members of the old peer group are as follows: Macromedia, Inc., Hypermedia Communications, Lodgenet Entertainment Corp., IWERKS Entertainment Inc., Creative Program Tech Venture, Videotron Group Ltd., ACTV Inc., NTN Communications Inc, Interactive Network Inc. and Playboy Enterprises, Inc. The members of the new peer group are as follows: BET Holdings Inc., Lodgenet Entertainment Corp., NTN Communications Inc., On Command Corp., Playboy Enterprises, Inc., Shop-At-Home Inc., Tele-Communications Inc., United Video Satellite Group and Valuevision International Inc.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth certain information regarding the beneficial ownership of the Company's common stock as at March 31, 1997 (i) by each person who is known by the Company to own beneficially more than 5% of the outstanding shares of common stock, (ii) each of the Company's directors, (iii) each of the Company's named executive officers and (iv) all officers and directors of the Company as a group.


                                                                     Shares
                                                                    Issuable
                                                                      upon
                                                                  Exercise of
                                                                  Options and
                     Executive Officers,                            Warrants            Shares           Percentage of
                      Directors and 5%                             Within 60         Beneficially            Shares
                        Shareholders                                  Days              Owned           Outstanding(1)
--------------------------------------------------------------    -------------     --------------     -----------------
J. Roger Faherty                                                       845,666          1,141,172   2              9.18
Leland H. Nolan                                                        717,916          1,010,192                  8.21
Dean R. Ericson                                                         95,000             95,000                  0.81
Rudy R. Miller                                                          65,000             65,000                  0.56
Steve Saril                                                            261,000            322,567   3              2.72
R. Christopher Yates                                                    38,702            410,113                  3.53
Stephen K. Liebmann                                                     55,000             65,000                  0.56
Harlyn C. Enholm                                                        34,482             34,482                  0.30
Daniel J. Barsky                                                        57,500             84,500   4              0.73
Rich Kirby                                                             108,000            144,000   5              1.23
Lindemann Capital Advisors, LLC 6                                            0          1,568,016                 13.54
T. Rowe Price New Horizons, Fund, Inc.7                                      0            650,000                  5.61

All directors and executive officers as a group (11 persons)         2,280,416          3,374,176                 24.34%


1) Assumes exercise of options exercisable within sixty days owned by such person and the exercise of no other options or warrants.

2) Mr. Faherty's shares do not include the 95,897 shares owned by his spouse and the 10,800 shares owned by his children. Mr. Faherty does not have or share voting or investment power over the shares owned by his spouse or children and disclaims beneficial ownership of such shares.

3)   Includes 40,000 shares of Restricted Stock.

4)   Includes 27,000 shares of Restricted Stock.

5)   Includes 36,000 shares of restricted Stock.

6) The information concerning beneficial ownership by T. Rowe Price New Horizons Fund, Inc. was obtained from a Schedule 13G filed by such stockholder. Pursuant to Schedule 13G filed, the securities are owned by various individual and institutional investors including T. Rowe Price New Horizons Fund, Inc., which T. Rowe Price Associates, Inc. (Price Associates) serves as investment advisor with power to direct investments and/or sole power to vote the securities.

7) The information concerning beneficial ownership by Lindemann Capital Advisors, LLC was obtained from a Schedule 13G and a Form 3 filed by such stockholder. Pursuant to the Form 3, the stockholder reported that the shares are held in accounts managed by Lindemann Capital Advisors, LLC. Adam M. Lindemann, as Managing Member of the Lindemann Capital Advisors, LLC, may be deemed to have a pecuniary interest in all or a portion such shares.

         The business address for Messrs. Faherty, Saril, Enholm, Barsky and Kirby is c/o Spice Entertainment Companies, Inc., 536 Broadway, 7th Floor, New York, NY 10012. The business address for the other persons listed above is:


Name                                           Business Address
---------------------------------------        -------------------------------------------------------------
Leland H, Nolan                                17 Thompson Street, New York, NY 10012
Dean Ericson                                   5429 South Krameria Street, Englewood, CO 80111
Rudy R. Miller                                 4909 East McDowell Road, Phoenix, AZ  85008
R. Christopher Yates                           Woodburn Cottage, Pump Lane North, Marlow, Bucks UK SL7 3RDJ
Lindemann Capital Advisors, LLC                767 Fifth Avenue, New York, NY  10153
T. Rowe Price New Horizons, Fund, Inc.         P.O. Box 17218, Baltimore, MD  21202

Item 13.  Certain Relationships and Related Transactions.

         During 1995, Messrs. Faherty and Nolan borrowed $215,000 and $80,000, respectively, from the Company. Through the end of 1997, all of the loans had an interest rate the same as the interest rate the Company pays on its loan from its senior secured lender. Mr. Nolan's loan will be repaid during 1998.

         Pursuant to the Sixth Amendment to Mr. Faherty's Employment Agreement, the maturity date on Mr. Faherty's loan was extended to December 31, 1998, the maximum principal amount, including accrued interest through December 31, 1997 was increased to $282,778 and could be increased only for accrued interest. Under the April 1, 1997 amendment to Mr. Faherty's Employment Agreement, if there is a change in control, Mr. Faherty's loan will be repaid in ten equal installments of principal and interest commencing five years following the change in control. In 1998, the interest rate on Mr. Faherty's loan was set at the Chase Manhattan Bank N.A. prime rate plus one percent.

         Management believes that the terms of the transactions described above are no more favorable than could be obtained in transactions between non-affiliated parties.

                                     PART IV


Item 14. Financial Statements, Financial Statement Schedules and Exhibits.

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

3.01 Certificate of Incorporation of the Company. Incorporated by reference to Exhibit 2.2 of the Form 8-A.

3.02 By-Laws of the Company. Incorporated by reference to Exhibit 2.2 of the Form 8-A.

3.03 Certificate of Merger dated May 13, 1992 merging Jericap, Inc. into Graff Pay-Per-View Inc. Incorporated by reference to Exhibit 3.03 of the December 31, 1996 Form 10-K.

3.04 Certificate of Amendment of Certificate of Incorporation dated November 26, 1996. Incorporated by reference to Exhibit 3.04 of the December 31, 1996 Form 10-K.

3.05 Amended and Restated Bylaws of Spice Entertainment Companies, Inc. as adopted June 13, 1997. Incorporated by reference to Exhibit 3.05 of the Current Report on Form 8-K dated June 13, 1997.

4.01 Specimen Certificate representing the Common Stock, par value $.01 per share. Incorporated by reference to Exhibit 1 of the Form 8-A.

4.02 Termination Agreement dated as of February 7 , 1997 by and among Spice Entertainment Companies, Inc. and the Spector Family Revocable Trust, Eric M. Spector, Evan M. Spector and Staci M. Spector. Incorporated by reference to Exhibit 4.06 of the Current Report on Form 8-K dated February 13, 1997.

4.03 Settlement Agreement dated January 15, 1997 by and among PNC Bank, N.A and Spice Entertainment Companies, Inc. and the other Obligors. Incorporated by reference to Exhibit 4.07 of the Current Report on Form 8-K dated February 13, 1997.

4.04 Warrant to Purchase 597,000 shares of Common Stock of Spice Entertainment Companies, Inc. issued to PNC Bank, N.A. dated January 15, 1997. Incorporated by reference to Exhibit 4.08 of the Current Report on Form 8-K dated February 13, 1997.

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

4.08 Registration Rights Agreement dated January 15, 1997 by and between Spice Entertainment Companies, Inc. and Darla L.L.C. Incorporated by reference to Exhibit 4.12 of the Current Report on Form 8-K dated February 13, 1997.

4.09 Rights Agreement, dated as of June 13, 1997, between Spice Entertainment Companies, Inc. and American Stock Transfer & Trust, as Rights Agent which includes as Exhibit A the Form of Certificate of Designations of Series Junior Participating Preferred Stock of Spice Entertainment Companies, Inc., as Exhibit B the Form of Right Certificate. Incorporated by reference to Exhibit 4.09 of the Current Report on Form 8-K dated June 13, 1997.

4.10 Amendment Number One to Amended and Restated Loan and Security Agreement dated November 14, 1997 between Darla L.L.C. and Spice Entertainment Companies, Inc. Incorporated by reference to Exhibit
         4.13 of the Form 10-Q dated September 30, 1997.

10.01 Amended 1991 Management Stock Option Plan. Incorporated by reference to Exhibit 10 of the Form 10-Q dated March 31, 1992.

10.02 Adoption Agreement and 401(k) Tax Deferred Savings Plan between Dean Witter and Spice Entertainment Companies, Inc.

10.03 Employment Agreement dated as of June 1, 1992 between the Company and J. Roger Faherty. Incorporated by reference to Exhibit 10.04 of the December 31, 1992 Form 10-K.

10.04 First Amendment dated as of February 22, 1993 to Employment Agreement dated as of June 1, 1992 between the Company and J. Roger Faherty. Incorporated by reference to Exhibit 10.05 of the December 31, 1992 Form 10-K.

10.05 Deferred Compensation Agreement dated as of October 1, 1992 between the Company and J. Roger Faherty. Incorporated by reference to
         Exhibit 10.06 of the December 31, 1992 Form 10-K.

10.06 Investment and Option Agreement dated as of January 22, 1993 between R.C. Yates, A. D. Wren, S. P. Kay, the Company and The Home Video Channel Limited. Incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K dated February 22, 1993.

10.07    1993 Employees Stock Option Plan.  Incorporated by reference to
         Exhibit 10.19 of the 1993 Form S-1.

10.08 Second Amendment dated as of June 15, 1993 to Employment Agreement dated as of June 1, 1992 between the Company and J. Roger Faherty. Incorporated by reference to Exhibit 10.20 of the 1993 Form S-1.

10.09 Third Amendment dated as of March 23, 1994 to Employment Agreement dated as of June 1, 1992 between the Company and J. Roger Faherty. Incorporated by reference to Exhibit 10.41 of the December 31, 1993 Form 10-K.

10.10    1994 Employees' Stock Option Plan.  Incorporated by reference to
         Exhibit 1 to the Company's Proxy Statement (the "1994 Proxy Statement") for its Annual Meeting of Stockholders held June 22, 1994.

l0.11 Agreement between AT&T Corp. and Graff Pay-Per-View Inc. concerning Skynet Transponder Service dated February 7, 1995. Incorporated by reference to Exhibit 10.45 of the December 31, 1994 Form 10-K.

10.12 Form of Promissory Note between the Company and each of J. Roger Faherty, Mark Graff and Leland H. Nolan dated April 7, 1995 to Graff Pay-Per-View Inc. Incorporated by reference to Exhibit 10.59 of the Company's Registration Statement on Form S-3, Registration
         No. 33-93534, effective July 5, 1995.

10.13 Joint Venture Agreement of American Gaming Network dated June 28, 1995 and between American Gaming Network, Inc. and TV Games, Inc. Incorporated by reference to Exhibit 10.60 of the Company's Registration Statement on Form S-3, Registration No.
         33-93534, effective July 5, 1995.

10.14 Merger Agreement and Plan of Reorganization dated August 9, 1995 by and among Spector Entertainment Group, Inc., Edward Spector and the Registrant and Newco SEG, Inc. Incorporated by reference to Exhibit
         2.04 of the Current Report on Form 8-K dated September 12, 1995.

10.15 Separation Agreement entered into as of December 31, 1995 between Graff Pay-Per-View Inc. and Leland Nolan. Incorporated by reference to Exhibit 10.66 of the December 31, 1995 Form 10-K/A-1.

10.16 Separation Agreement entered into as of December 31, 1995 between Graff Pay-Per-View Inc. and Mark Graff. Incorporated by reference to Exhibit 10.67 of the December 31, 1995 Form 10-K/A-1.

10.17 Fourth Amendment to Employment Agreement effective as of January 1, 1996 between Graff Pay-Per-View Inc. and J. Roger Faherty. Incorporated by reference to Exhibit 10.68 of the December 31, 1995 Form 10-K/A-1.

10.18 General Partnership and Contribution Agreement of CVS Partners dated January 27, 1996 by and between the Company and WilTech Cable Television Services, Inc., WilTech Services, Inc. and Cable Video Store, Inc. Incorporated by reference to Exhibit 10.69 of the December 31, 1995 Form 10-K/A-1.

10.19 Share Sale Agreement made on March 22, 1996 by and between Philips Media Services B.V., KPN Multimedia B.V. and Graff Pay-Per-View Inc. Incorporated by reference to Exhibit 10.71 of the December 31, 1995 Form 10-K/A-1.

10.20 Telephone Services Agreement made as of October 20, 1995 by and between Capital Distribution, Inc. d/b/a Cupid Television Network, and Spice, Inc. Incorporated by reference to Exhibit 10.24 of the December 31, 1996 Form 10-K/A-1.

10.21 Sublease Agreement for Transponder Capacity by and between Asia TV Limited, The Home Video Channel Limited and Spice Entertainment Companies dated May 2, 1997.

10.22 Production Agreement between VCA Labs, Inc. and Media Licensing, Inc. dated April 20, 1995. Incorporated by reference to Exhibit 10.26 of the December 31, 1996 Form 10-K/A-1.

10.23 Transponder Services Agreement dated February 7, 1997 by and between Spice Entertainment Companies, Inc. and Spector Entertainment Group, Inc. Incorporated by reference to Exhibit 10.72 of the Current Report on Form 8-K dated February 13, 1997.

10.24 Service Agreement dated January 22, 1993 between The Home Video Channel Limited and Richard Christopher Yates as amended on June 16, 1994. Incorporated by reference to Exhibit 10.28 of the December 31, 1996 Form 10-K/A-1.

10.25 Purchase Agreement dated June 25, 1996 among TV Games Inc., AGN Venture LLC, Multimedia Games, Inc., American Gaming Network, Inc., Cable Video Store, Inc., Graff Pay-Per-View Inc. and American Gaming Network, J.V. Incorporated by reference to Exhibit 10.29 of the December 31, 1996 Form 10-K/A-1.

10.26 Option Agreement for J. Roger Faherty dated April 1, 1997. Incorporated by reference to Exhibit 10.30 of Form 10-Q dated September 30, 1997.

10.27 Fifth Amendment to Employment Agreement dated April 1, 1997 between J. Roger Faherty and Spice Entertainment Companies, Inc. Incorporated by reference to Exhibit 10.31 of Form 10-Q dated September 30, 1997.

10.28 Employment Agreement effective as of January 1, 1997 between Steve Saril and Spice Entertainment Companies, Inc. Incorporated by reference to Exhibit 10.32 of Form 10-Q dated September 30, 1997.

10.29 Form of Employment Agreement for Senior Officers effective as of January 1, 1997. Incorporated by reference to Exhibit 10.33 of Form 10-Q dated September 30, 1997.

10.30 Form of Warrant to Purchase Shares for Warrants granted on March 26, 1997, April 4, 1997 and June 3, 1997. Incorporated by reference to
         Exhibit 10.34 of Form 10-Q dated September 30, 1997.

10.31 Form of Option Agreement for April 1, 1997 Grant to Senior Officers. Incorporated by reference to Exhibit 10.35 of Form 10-Q dated September 30, 1997.

10.32    Sixth Amendment to Employment Agreement dated April 1, 1997 between
         J. Roger Faherty and Spice Entertainment Companies, Inc.

10.33 Letter Agreement dated January 19, 1998 for Astra 1B Transponder Services to commence August 1, 1998.

16.01 Letter regarding change in Certifying Account. Incorporated by reference to Exhibit 16.01 of the Current Report of Form 8-K dated January 16, 1997.

20.01 Summary of Right to Purchase shares of Preferred Stock of Spice Entertainment Companies, Inc. Incorporated by reference to Exhibit
         20.01 on the Current Report of Form 8-K dated June 13, 1997.

21.01    Subsidiaries of the Registrant.

23.01    Consent of Grant Thornton LLP

23.02    Consent of Coopers & Lybrand L.L.P.

27.00    Summary Financial Data Schedule.

         (b)  Reports on Form 8-K  None.

99.01 Text of Press Release dated February 4, 1998. Incorporated by reference to Exhibit 99.01 of the Current Report on Form 8-K dated February 4, 1998.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, Spice Entertainment Companies, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:            April 15, 1998

                                            SPICE ENTERTAINMENT COMPANIES, INC.

                                            By:/s/ J. Roger Faherty
                                               --------------------------------
                                               J. Roger Faherty
                                               Chairman, Chief Executive
                                               Officer, President and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Spice Entertainment Companies, Inc. and in the capacities and on the date indicated.

/s/ Leland H. Nolan                       Director               April 15, 1998
---------------------------------
Leland H. Nolan

/s/ Dean R. Ericson                       Director               April 15, 1998
---------------------------------
Dean R. Ericson

/s/ Steve Saril                           Director               April 15, 1998
---------------------------------
Steve Saril

/s/ Rudy R. Miller                        Director               April 15, 1998
---------------------------------
Rudy R. Miller

/s/ R. Christopher Yates                  Director               April 15, 1998
---------------------------------
R. Christopher Yates

/s/ Stephen K. Liebmann                   Director               April 15, 1998
---------------------------------
Stephen K. Liebmann

PRINCIPAL FINANCIAL AND
ACCOUNTING OFFICER:

                                          Executive Vice
/s/ Harlyn C. Enholm                      President and          April 15, 1998
---------------------------------         Chief Financial Officer
Harlyn C. Enholm

                                       SPICE ENTERTAINMENT COMPANIES, INC.
                                        Peer Group Cumulative Total Return
                                        (Weighted Average by Market Value)



                                                                                                             % Peer Group;
                                                                        New Peer Group                          Market
                                                                   Cumulative Total Return                   Capitalization
                                                 -------------------------------------------------------    -----------------
                                                  1992      1993      1994      1995      1996     1997            1997
                                                 ------    ------   -------   -------   -------   ------    -----------------
Peer Group Weighted Average .........             100       184       113       125       136       269            100
                                                                                                                 6,129
BET Holdings Inc. ...................  BTV        100       145       111       168       211       401              4.74
Lodgenet Entertainment Corp. ........  LNET       100        87        45        57       106        66              3.22
NTN Communications Inc. .............  NTN        100       203       122        91        77        16              1.39
On Command Corp. ....................  ONCO                                     100        68        56              7.53
Playboy Enterprises, Inc. ...........  PLA        100       176       142       114       132       227              2.53
Shop At Home Inc. ...................  SATH       100       440       360       400       420       680              0.45
Tele Communications Inc. ............  LBTYA                          100       149       159       356             70.78
United Video Satellite Group ........  UVSGA      100        85       157       177       230       485              6.81
Valuevision International Inc. ......  VVTV       100       879       271       318       307       204              2.53



                                                                                                              % Peer Group;
                                                                  Old Peer Group                                  Market
                                                             Cumulative Total Return                          Capitalization
                                                  -------------------------------------------------------    -----------------
                                                   1992      1993      1994      1995      1996     1997            1997
                                                  ------    ------   -------   -------   -------   ------    -----------------
Peer Group Weighted Average .........             100       193       146       358       172       131            100
                                                                                                                 1,223
ACTV Inc. ...........................  IATV       100       312       171       176       153        81              3.13
Creative Program Tech Venture .......  CPTV                                     100       200        65              0.28
Hypermedia Communications ...........  HYPR       100       160       100        65        28        23              0.34
Interactive Network Inc. ............  INNN                                     100        67       233              0.15
IWERKS Entertainment Inc. ...........  IWRK       100        80        14        19        15         7              4.74
Lodgenet Entertainment Corp. ........  LNET       100        87        45        57       106        66             16.15
Macromedia Inc. .....................  MACR       100        97       148       606       209       143             55.55
NTN Communications Inc. .............  NTN        100       203       122        91        77        16              6.98
Playboy Enterprises, Inc. ...........  PLA        100       176       142       114       132       227             12.69
Videotron Group Ltd. ................  VDO        100       158       163       124       143       185           --


                                                                    Cumulative Total Return
                                                                            Summary
                                                  -------------------------------------------------------
                                                  1992      1993      1994      1995      1996     1997
                                                  ------    ------   -------   ------    ------   ------
Spice Entertainment Companies, Inc. .             100       134      186        77        29        66
NEW PEER GROUP ......................             100       184      113       125       136       269
OLD PEER GROUP ......................             100       193      146       358       172       131
NASDAQ STOCK MARKET - United States .             100       115      112       159       195       240

                      SPICE ENTERTAINMENT COMPANIES, INC.
                                and SUBSIDIARIES


                        Consolidated Financial Statements
                               for the years ended
                        December 31, 1997, 1996 and 1995

                          INDEX TO FINANCIAL STATEMENTS
                                  AND SCHEDULE





                                                                         Page
Spice Entertainment Companies, Inc. and Subsidiaries                Number(s)
                                                                    ---------

Reports of Independent Accountants                                  F-1 -- F-2

Consolidated Balance Sheets at December 31, 1996 and 1995           F-3

Consolidated Statements of Operations for the years ended
   December 31, 1997, 1996 and 1995                                 F-4

Consolidated Statements of Stockholders' Equity for the years
   ended December 31, 1997, 1996 and 1995                           F-5

Consolidated Statements of Cash Flows for the years ended
   December 31, 1997, 1996 and 1995                                 F-6 -- F-7

Notes to the Consolidated Financial Statements                      F-8 -- F-30

Consolidated Financial Statement Schedule                           F-31

Valuation and Qualifying Accounts Reserves for the years
   ended December 31, 1997, 1996 and 1995                           F-32

                         REPORT OF INDEPENDENT CERTIFIED
                               PUBLIC ACCOUNTANTS



Board of Directors
    Spice Entertainment Companies, Inc.

We have audited the accompanying consolidated balance sheets of Spice Entertainment Companies, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the related statements of earnings, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Spice Entertainment Companies, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with generally accepted accounting principles.

We have also audited Schedule II for the years ended December 31, 1997 and 1996. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.




GRANT THORNTON LLP


New York, New York
March 26, 1998

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors of Spice
Entertainment Companies, Inc.
(formerly Graff Pay-Per-View Inc.):


         We have audited the consolidated financial statements and the financial statement Schedule II of SPICE ENTERTAINMENT COMPANIES, INC. and Subsidiaries (the "Company") (formerly Graff Pay-Per-View Inc.) for the year ended December 31, 1995. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of their operations and their consolidated cash flows for the year ended December 31, 1995, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole presents fairly, in all material respects, the information required to be included therein.



COOPERS & LYBRAND L.L.P.

New York, New York
March 8, 1996 except for
Note 2 as to which
the date is April 3, 1996.

SPICE ENTERTAINMENT COMPANIES, INC. and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                                      December 31,    December 31,
                                                                                         1997            1996
------------------------------------------------------------------------------------------------------------------

           ASSETS:
Current assets:
     Cash and cash equivalents ....................................................   $  2,810,000    $  2,663,000
     Accounts receivable, less allowance for doubtful accounts of
       $2,601,000 in 1997 and $1,736,000 in 1996 ..................................      4,336,000       4,801,000
     Income tax refunds receivable ................................................         37,000          28,000
     Prepaid expenses and other current assets ....................................        954,000       1,325,000
     Deferred subscription costs ..................................................        131,000         132,000
     Due from related parties and officers ........................................        365,000          23,000
     Net assets of discontinued operations ........................................           --         2,550,000
                                                                                      ------------    ------------
                    Total current assets ..........................................      8,633,000      11,522,000
Property and equipment ............................................................      6,602,000      61,948,000
Due from related parties ..........................................................           --           294,000
Library of movies .................................................................      4,580,000       3,797,000
Cost in excess of net assets acquired, net of accumulated
  amortization of $2,622,000 in 1997 and $1,931,000 in 1996 .......................     10,246,000      11,399,000
Deferred refinancing costs ........................................................        380,000            --
Other assets ......................................................................        697,000         352,000
                                                                                      ------------    ------------
                    Total Assets ..................................................   $ 31,138,000    $ 89,312,000
                                                                                      ============    ============
           LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
    Current portion of obligations under capital leases ...........................   $    855,000    $  4,926,000
    Current portion of long-term debt .............................................      2,998,000         817,000
    Royalties payable .............................................................           --         2,322,000
    Accounts payable ..............................................................      1,928,000       2,319,000
    Accrued interest expenses payable .............................................        176,000       1,118,000
    Accrued cost of discontinued operations .......................................           --         1,800,000
    Accrued legal and other settlement fees .......................................        928,000         401,000
    Accrued expenses and other current liabilities ................................      2,468,000       1,994,000
    Current portion of accrued restructuring costs ................................        700,000         820,000
    Deferred subscription revenue .................................................        604,000       1,121,000
                                                                                      ------------    ------------
                    Total current liabilities .....................................     10,657,000      17,638,000
Obligations under capital leases ..................................................        780,000      53,759,000
Long-term debt ....................................................................     10,452,000      14,652,000
Accrued restructuring costs .......................................................           --           700,000
Deferred compensation .............................................................        293,000         269,000
                                                                                      ------------    ------------
                    Total liabilities .............................................     22,182,000      87,018,000
                                                                                      ------------    ------------
Commitments and contingencies
Stockholders' equity
    Preferred stock, $.01 par value; authorized 10,000,000 shares; 24,250 issued
      and outstanding at December 31, 1997 (Liquidation preference of $2,617,000)..           --              --
    Common stock, $.01 par value; authorized 25,000,000 shares; 10,659,198 and
      11,339,948 shares issued and outstanding at December 31, 1997 and December
      31, 1996 ....................................................................        107,000         113,000
    Additional paid-in capital ....................................................     25,362,000      22,645,000
    Unearned compensation .........................................................       (414,000)       (765,000)
    Accumulated deficit ...........................................................    (17,088,000)    (21,338,000)
    Cumulative translation adjustment .............................................        989,000       1,639,000
                                                                                      ------------    ------------
                    Total stockholders' equity ....................................      8,956,000       2,294,000
                                                                                      ------------    ------------
                    Total liabilities and stockholders' equity ....................   $ 31,138,000    $ 89,312,000
                                                                                      ============    ============

             The accompanying notes are an integral part of these consolidated financial statements

SPICE ENTERTAINMENT COMPANIES, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                               Years Ended December 31,
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                    1997               1996                1995
                                                                               ------------        ------------        ------------
Revenues: ..............................................................       $ 33,596,000        $ 33,213,000        $ 43,292,000
                                                                               ------------        ------------        ------------

Expenses:
  Cost of goods sold ...................................................               --                94,000             196,000
  Salaries, wages and benefits .........................................          7,786,000           7,592,000           9,722,000
  Producer royalties and library amortization ..........................          2,748,000           5,481,000           6,662,000
  Satellite costs ......................................................          6,744,000           1,884,000          10,191,000
  Selling, general and administrative expenses .........................         10,240,000          11,354,000          17,646,000
  Depreciation of fixed assets and amortization of goodwill ............          3,654,000           7,499,000           2,063,000
  Provision for write downs and non-recurring items of:
    Goodwill related to Guest Cinema ...................................               --                  --               871,000
    Write down of film & CD-ROM costs ..................................               --                  --             3,967,000
    Restructuring costs ................................................               --                  --             3,655,000
                                                                               ------------        ------------        ------------
Total operating expenses ...............................................         31,172,000          33,904,000          54,973,000
                                                                               ------------        ------------        ------------

           Total income (loss) from operations .........................          2,424,000            (691,000)        (11,681,000)

Other (income) expense:
  Interest expense .....................................................          3,609,000           6,418,000             914,000
  Minority interest ....................................................           (680,000)         (1,062,000)               --
  Gain from transponder lease amendment ................................         (2,348,000)               --                  --
  Gain on sale of majority interest of DSTV ............................           (352,000)               --                  --
  Gain on Nethold settlement ...........................................           (740,000)               --                  --
  (Gain) loss related to disposition of AGN ............................         (1,712,000)           (875,000)          2,039,000
                                                                               ------------        ------------        ------------

Income (loss) from continuing operations before
  provision for income taxes and extraordinary gain ....................          4,647,000          (5,172,000)        (14,634,000)

Provision for income taxes .............................................            348,000             192,000             734,000
                                                                               ------------        ------------        ------------

           Income (loss) from continuing operations
             before extraordinary gain .................................          4,299,000          (5,364,000)        (15,368,000)

Discontinued operations, net of income taxes
  Income from discontinued operations of SEG ...........................               --                35,000             242,000
  Loss on disposal of SEG ..............................................               --            (2,571,000)               --
                                                                               ------------        ------------        ------------
           Income (loss) from discontinued operations ..................               --            (2,536,000)            242,000
                                                                               ------------        ------------        ------------

Extraordinary gain on debt restructuring ...............................            143,000                --                  --
                                                                               ------------        ------------        ------------
Net income (loss) ......................................................          4,442,000          (7,900,000)        (15,126,000)

Dividends on preferred stock ...........................................            192,000                --                  --
                                                                               ------------        ------------        ------------
Net income (loss) attributable to common stock .........................       $  4,250,000        $ (7,900,000)       $(15,126,000)
                                                                               ============        ============        ============

Income (Loss) Per share,
  Basic
     From continuing operations ........................................       $       0.39        ($      0.48)       ($      1.31)
     Extraordinary item ...............................................                0.01                 --                  --
     Discontinued operations ...........................................               --                 (0.22)               0.02
                                                                               ------------        ------------        ------------
       Income (loss) per common share ..................................       $       0.40        ($      0.70)       ($      1.29)
                                                                               ============        ============        ============

   Diluted
     From continuing operations ........................................       $       0.35        ($      0.48)       ($      1.31)
     Extraordinary item ................................................       $       0.01                 --                  --
     Discontinued operations ...........................................               --                 (0.22)               0.02
                                                                               ------------        ------------        ------------
       Income (loss) per common share ..................................       $       0.36        ($      0.70)       ($      1.29)
                                                                               ============        ============        ============

Weighted average number of shares outstanding,
   Basic ...............................................................         10,706,000          11,351,000          11,747,000
                                                                               ============        ============        ============

   Diluted .............................................................         12,237,000          11,351,000          11,747,000
                                                                               ============        ============        ============

              The accompanying notes are an integral part of these consolidated financial statements.

SPICE ENTERTAINMENT COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                           Years Ended December 31, 1997, 1996 and 1995
                                    -------------------------------------------------------------------------------------------
                                                                                           Foreign
                                                 Additional                                Currency
                                     Common       Paid-In      Unearned      Accumulated   Translation    Stock in
                                      Stock       Capital     Compensation    Deficit      Adjustment     Treasury        Total
                                    ----------  -----------  -------------  ------------- -----------   ------------   ------------
Balance at January 1, 1995          $  112,000  $20,888,000  $     -        $   2,169,000 $   292,000   $      -       $ 23,461,000
Shares issued in connection with
  the exercise of employee options                   32,000                                                                  32,000
Shares issued in connection with
  the settlement of a consultancy
  agreement                                         224,000                                                                 224,000
Contributed services by
  shareholders                                       46,000                                                                  46,000
Capital contribution in connection
  with AEC Merger                                    26,000                                                                  26,000
Restricted stock granted to executive
  officers                               2,000    1,524,000     (1,323,000)                                                 203,000
Distribution by SEG to its former
  shareholders                                                                   (481,000)                                 (481,000)
Shares issued as compensation for
  services rendered and bonuses to
  employees                                         148,000                                                                 148,000
Shares issued in connection with
  library purchases                                 109,000                                                                 109,000
Net loss for the period                                                       (15,126,000)                              (15,126,000)
Foreign currency translation
  adjustment                                                                                  (82,000)                      (82,000)
Shareholders' loans                                                                                                        (491,000)
                                    ----------  -----------  -------------  ------------- ------------   -----------   ------------
Balance at December 31, 1995           114,000   22,997,000     (1,323,000)   (13,438,000)     210,000        -           8,069,000
Shares issued in connection with
  the exercise of employee options                   27,000                                                                  27,000
Pro rata share of Restricted
  Stock granted to executive
  officers                                                         178,000                                                  178,000
Cancellation of Restricted Stock
  issued to an executive officer        (1,000)    (379,000)       380,000                                                       -
Net loss for the period                                                        (7,900,000)                               (7,900,000)
Foreign currency translation
  adjustment                                                                                 1,429,000                    1,429,000
Shareholders' loans                                                                                                         491,000
                                    ----------  -----------  -------------  -------------  -----------   -----------   ------------
Balance at December 31, 1996           113,000   22,645,000       (765,000)   (21,338,000)   1,639,000        -           2,294,000

Issuance of Preferred Stock
  and warrants in connection
  with the debt restructuring                     3,528,000                                                               3,528,000

Issuance of warrants in
  connection with a consulting
  agreement                                         450,000                                                                 450,000

Shares issued in connection
  with the exercise of
  employee options                       1,000      129,000                                                                 130,000

Pro rata share of Restricted
  Stock granted to executive
  officers                                                         205,000                                                  205,000

Cancellation of Restricted
  Stock issued to an
  executive officer                                (259,000)       146,000                                                 (113,000)

Treasury stock acquired in
  connection with the sale
  of SEG                                                                                                  (1,138,000)    (1,138,000)

Retirement of treasury
  stock                                 (7,000)  (1,131,000)                                               1,138,000         -

Net income for the period                                                       4,442,000                                 4,442,000

Dividend                                                                         (192,000)                                 (192,000)

Foreign currency translation adjustment                                                        (650,000)                   (650,000)
                                    ----------  -----------  -------------   ------------   -----------  -----------   ------------
Balance at December 31, 1997        $  107,000  $25,362,000  $    (414,000)  $(17,088,000)  $   989,000  $    -        $  8,956,000
                                    ==========  ===========  =============   ============   ===========  ===========   ============

                   The accompanying notes are an integral part of these consolidated financial statements.

SPICE ENTERTAINMENT COMPANIES, INC., and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                  Years Ended December 31,
                                                                                       --------------------------------------------
                                                                                            1997           1996            1995
                                                                                       ------------    ------------    ------------
Cash flows from operating activities:
    Net income (loss) .............................................................    $  4,442,000    $ (7,900,000)   $(15,126,000)
                                                                                       ------------    -------------   ------------
    Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    (Income) loss from discontinued operations ....................................              --       2,536,000        (242,000)
    Write-down of goodwill related to PSP Holding, Inc. acquisition ................             --              --         871,000
    Write-down of film and CD-ROM costs ............................................             --              --       3,967,000
    Provision for investment in American Gaming Network ............................             --        (775,000)      2,039,000
    Depreciation and amortization of fixed assets ..................................      2,963,000       6,834,000       1,148,000
    Gain on sale of property and equipment .........................................             --         (47,000)             --
    Gain on transponder lease amendment ............................................     (2,348,000)             --              --
    Extraordinary gain on debt restructuring .......................................       (143,000)             --              --
    Gain on sale of majority interest of DSTV ......................................       (352,000)             --              --
    Amortization of goodwill and other intangibles .................................        691,000         661,000         914,000
    Amortization of films and CD-ROM cost ..........................................             --         400,000       1,681,000
    Amortization of library of movies ..............................................      2,311,000       1,638,000       1,539,000
    Provision for bad debts ........................................................        865,000         558,000         847,000
    Amendment fees charged to Darla loan                                                    150,000              --              --
    Decrease in income tax (benefit) provision, net ................................             --         467,000        (495,000)
    Amortization of debt discounts and deferred financing costs ....................        243,000              --          50,000
    Compensation satisfied through the issuance of common stock ....................        205,000         178,000         576,000
    Cancellation of restricted stock granted to an executive officer ...............       (113,000)             --              --
    Consulting expense satisfied through the issuance of warrants                           450,000
    Charge for contributed services ................................................             --              --          72,000
    Deferred compensation expense ..................................................         24,000          71,000          66,000
    Minority interest ..............................................................       (680,000)     (1,062,000)             --
    Other, net .....................................................................             --         111,000              --
    Changes in assets and liabilities (excluding the effects of acquisitions):
         Decrease (increase) in accounts receivable ................................       (301,000)      2,164,000         279,000
         Increase in tax refunds receivable.........................................         (9,000)             --              --
         Decrease (increase) in prepaid expenses and other current assets ..........        (57,000)         517,000       (760,000)
         Decrease in deferred subscription costs ...................................          1,000         379,000         542,000
         Increase in film and CD-ROM costs .........................................             --              --      (2,790,000)
         (Increase) decrease in other assets .......................................         (6,000)         (4,000)        488,000
         (Decrease) increase in royalties payable ..................................     (2,322,000)       (289,000)        432,000
         Accrual (payments) of restructuring costs .................................       (820,000)     (2,135,000)      3,655,000
         Decrease in deferred subscription revenue .................................       (517,000)     (1,216,000)       (854,000)
         (Decrease) increase in accounts payable and accrued expenses ..............        725,000         (95,000)      1,562,000
                                                                                       ------------    ------------    ------------
                  Total adjustments ................................................        960,000      10,891,000      15,587,000
                                                                                       ------------    ------------    ------------
                  Net cash provided by operating activities from
                    continuing operations ..........................................      5,402,000       2,991,000         461,000
                  Net cash provided by operating activities from
                    discontinued operations ........................................             --         932,000       1,542,000
                                                                                       ------------    ------------    ------------
                  Net cash provided by operating activities ........................      5,402,000       3,923,000       2,003,000
                                                                                       ------------    ------------    ------------
Cash flows from investment activities:
         Investment in subsidiaries and J.V. .......................................             --              --      (3,656,000)
         Purchase of property and equipment ........................................       (848,000)     (1,094,000)     (4,451,000)
         Proceeds from sale of property and equipment ..............................             --         135,000              --
         Proceeds from the sale of TeleSelect ......................................             --       3,177,000              --
         DSTV cash balance on date of sale of majority interest ....................       (227,000)             --              --
         Purchase of rights to libraries of movies .................................     (2,624,000)     (2,444,000)     (2,342,000)
                                                                                       ------------    ------------    ------------
                  Net cash used in investing activities from continuing
                    operations .....................................................     (3,699,000)       (226,000)    (10,449,000)
                  Net cash used in investing activities from discontinued
                    operations .....................................................             --        (473,000)       (798,000)
                                                                                       ------------    ------------    ------------
                  Net cash used in investing activities ............................     (3,699,000)       (699,000)    (11,247,000)
                                                                                       ------------    ------------    ------------


SPICE ENTERTAINMENT COMPANIES, INC., and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS --(Continued)


                                                                                                   Years Ended December 31,
                                                                                       --------------------------------------------
                                                                                            1997           1996            1995
                                                                                       ------------   -------------    ------------
Cash flows from financing activities:
         Proceeds from issuance of common stock and detachable warrants ..............      130,000          27,000          32,000
         Proceeds from borrowing of long-term debt, credit line and
                capital lease obligations ............................................    1,015,000       1,377,000      12,815,000
         Decrease (increase) in loans receivable from related parties ................      (48,000)        523,000        (840,000)
         Repayment of long-term debt and capital leases obligations ..................   (3,060,000)     (4,321,000)     (1,658,000)
         Deferred refinancing costs ..................................................     (623,000)             --              --
         Proceeds from capital contribution of a third party .........................    1,030,000       1,000,000              --
                                                                                       ------------     -----------    ------------
                  Net cash provided by (used in) financing activities from
                    continuing operations ............................................   (1,556,000)     (1,394,000)     10,349,000
                  Net cash used in financing activities from
                    discontinued operations ..........................................           --        (459,000)       (744,000)
                                                                                       ------------     -----------    ------------
                  Net cash provided by (used in) financing activities ................   (1,556,000)     (1,853,000)      9,605,000
                                                                                       ------------     -----------    ------------
                  Net increase in cash and cash equivalents ..........................      147,000       1,371,000         361,000
   Cash and cash equivalents, beginning of the year ..................................    2,663,000       1,292,000         931,000
                                                                                       ------------     -----------    ------------
                  Cash and cash equivalents, end of the year ........................ $  2,810,000     $ 2,663,000    $  1,292,000
                                                                                       ============     ===========    ============
Supplemental disclosure of cash flow information:
   Cash paid during the year for:
         Interest .................................................................... $  2,902,000     $ 5,718,000    $  1,323,000
                                                                                       ============     ===========    ============
         Income taxes ................................................................ $     13,000     $     3,000    $  1,256,000
                                                                                       ============     ===========    ============

Supplemental schedule of non-cash investing and financing activities:
    Capital lease obligations ........................................................ $(52,342,000)    $ 1,163,000    $ 60,127,000
    Fair market value of 15,000 shares issued to purchase
      foreign library rights .........................................................           --              --         109,000
    Acquired investment in AGN through issuance of notes payable .....................           --              --         740,000
    Distributions to former shareholders in the form of property and
      equipment and the elimination of amounts owed from shareholders ................           --              --         454,000
    Issuance (cancellation) of common shares to senior management ....................     (258,000)       (380,000)      1,527,000
    Issuance of preferred stock and warrants in connection with the debt
      restructuring...................................................................    3,528,000              --              --
    Preferred stock dividends ........................................................     (192,000)             --              --
    Acquired 100,000 shares of Multimedia Games' common stock through
       issuance of a note payable ....................................................           --              --         200,000
    Foreign currency translation adjustment ..........................................     (650,000)      1,429,000         (82,000)
    Net assets distributed and treasury stock acquired with the disposal of SEG ......    1,138,000              --              --
    Other assets acquired and liabilities settled with a charge to the credit line ...     (682,000)             --              --
    Net assets transferred with the sale of the majority interest of DSTV.............      352,000              --              --

                         The accompanying notes are an integral part of these consolidated financial statements.

              SPICE ENTERTAINMENT COMPANIES, INC. and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Organization.

         Spice Entertainment Companies, Inc. and its subsidiaries (collectively "Spice" or the "Company") is a leading international provider of adult television entertainment. During 1996 and 1997, the Company discontinued or phased out certain business units and activities as a result of the Company's restructuring plan developed in 1995 (Notes 2 and 4).

         Formed in 1987, the Company operates through four operating units:
Spice Networks - domestic adult pay-per-view networks, Spice International - international adult networks and programming, Spice Direct - direct to the consumer products and services and Spice Productions - adult film production and licensing.

         Spice Networks operates three domestic adult pay-per-view television networks, Spice, the Adam & Eve Channel and Spice Hot (which was launched in October 1997) ("Spice Networks"). The Spice Networks were available to approximately 18 million and 16 million addressable households on December 31, 1997 and 1996, respectively. The addressable households included 3.2 million and
2.3 million households equipped with satellite dishes (the direct to home ("DBS") market) on December 31, 1997 and 1996, respectively.

         Spice International is responsible for distributing of the Company's adult television networks and programming outside of the United States. In Europe, the Company operates and distributes The Adult Channel, originated from the United Kingdom. The Adult Channel is distributed in the U.K. and European cable and the DTH markets. The Company operates The Home Video Channel ("HVC"), a subscription movie service distributed with The Adult Channel in the United Kingdom cable market. The Company also distributes the Spice and Spice Hot networks in Latin America and distributes Spice programming in Japan.

         Spice Direct is responsible for marketing the Company's products and services directly to consumers. The Company, through agreements with third parties, provides audiotext services promoted on the Spice Networks. Spice Direct is also responsible for the productive utilization of the Company's transponder capacity and provides network playback and programming services to third parties. Spice Direct also operates Cyberspice, an adult Internet website.

         Spice Productions jointly produces and licenses adult films from the leading producers of adult films both in this country and abroad. Spice Productions also produces approximately two adult films per month. The Company owns one of the world's largest adult film libraries which the Company exhibits on the Spice Networks and The Adult Channel and which the Company licenses to third parties.

         In 1997 and 1996, approximately 56% and 68% of total revenue was from cable markets, approximately 14% and 19% of total revenue was from the DBS and DTH markets, approximately 15% and 2% of total revenue was from the sale of excess transponder capacity and other related services, and a majority of the remaining 15% and 11% of total revenue was from audiotext services and other worldwide programming distribution. Substantially all of the cable, DBS and DTH revenue was from the United States and the United Kingdom.

         For the year ended December 31, 1997 the Company reported net income from continuing operations of $4.3 million as compared to a net loss from continuing operations of $5.4 million in 1996. The 1997 net income from continuing operations was primarily attributable to non-recurring gains of $5.2 million and operating income of $2.4 million offset by interest expense of $3.6 million. The 1996 net loss from continuing operations was primarily attributable to an operating loss of $0.7 and interest expense of $6.4 million offset by minority interest of $1.1 million and a non-recurring gain of $0.9 million. The improvement in operating results was primarily attributable to three main factors; increase in non-recurring gains, the Company's sale of excess transponder and playback capacity to a third party and reduced expenses attributable to domestic transponder services resulting from the amendment of the Company's transponder lease and the corresponding change in it's classification from a capital to an operating lease.

         The accompanying financial statements have been prepared assuming that the Company will be able to meet its obligations in the ordinary course of business. At December 31, 1997, the Company had a working capital

              SPICE ENTERTAINMENT COMPANIES, INC. and SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued

deficit of $2,024,000. In the first quarter of 1998 the Company realized approximately $3.2 million from the exercise of stock options The Company also paid off the revolving line of credit in the first quarter of 1998 (Note 6).

         Section 505 of the Telecommunications Act of 1996 became effective on May 18, 1997. The section requires cable operators to fully scramble both the audio and video signal of television channels broadcasting substantial amounts of adult programming or block the channels between 6:00 a.m. and 10:00 p.m. As a result of the reduced carriage for channels not in full compliance with the new scrambling requirements the Spice Networks cable revenues were adversely affected in 1997 by approximately $600,000.

         In August 1996, the Company entered into a capital lease for equipment including a Digicipher encoder and approximately 1,200 decoder boxes which were provided to cable system customers (Note 7). This equipment enabled the Company to digitally compress its domestic television networks onto a single transponder, significantly reducing the total costs of the company's domestic networks. In September, 1996 the Company started selling the excess transponder capacity bundled with playback, programming and other related service to third parties. In 1997 and 1996 the Company realized approximately $5.2 million and $0.6 million of revenue from the sale of these services, respectively. The Company, in 1997, also realized significant cost reductions totaling approximately $1.4 million which resulted from AT&T's preemption of one of the transponders in January, 1997 (Note 7).

2.       Acquisitions, Joint Ventures and Divestitures.

         Spector Entertainment Group. On August 31, 1995, the Company acquired Spector Entertainment Group, Inc. ("SEG") in exchange for 700,000 shares of the Company's Common Stock. The August 31, 1995 transaction was accounted for as a pooling of interest whereby the financial statements for all periods prior to the acquisition were restated to include SEG in the Company's consolidated financial statements. On February 7, 1997, the Company split off SEG to its former shareholders in exchange for the 700,000 shares of the Company's Common Stock that they previously received in the acquisition. SEG is accounted for as a discontinued operation in the accompanying consolidated financial statements (Note 4).

         Adam & Eve Communications, Inc. On April 13, 1995, the Company acquired Adam & Eve Communications, Inc. ("AEC") in exchange for 820,000 shares of the Company's common stock. This transaction was accounted for as a pooling of interest whereby the financial statements for all prior periods to the combination were restated to reflect the combined operations.

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

         On June 3, 1997, the parties executed an agreement to dissolve the partnership. Under the terms of the dissolution agreement, WCTV agreed to pay the Company $580,000, representing past and future transponder services, and contribute an additional $1,030,000 to the partnership. The additional contribution was used to wind down CVSP.

         CPV Productions, Inc. On May 27, 1994, the Company acquired all of the outstanding common stock of CPV Productions, Inc. ("CPV") and its wholly-owned subsidiary, Magic Hour Productions, Inc. ("MH") (which created, produced and distributed movies and television programming) in exchange for 845,000 shares of the Company's common stock. At the beginning of 1996 the Company had suspended production of movies due to a shortage of capital requirements but had continued to license and distribute the related film library. At the end of 1996, the Company determined to shut-down the operations of CPV and in 1997 sold a portion of the rights to the film library to the former owners of CPV for $170,000.

         Guest Cinema, Inc. In January 1994, the Company acquired through the merger of PSP Holding, Inc. ("PSP") into its wholly-owned subsidiary, Guest Cinema, Inc., a hotel/motel pay-per-view system. As part of the restructuring plan instituted in the last quarter of 1995, the Company ceased distribution of this system because the Company projected continued losses in the business. Accordingly, the Company incurred a $871,000 expense in 1995 attributable to the write-down of goodwill created on the acquisition of PSP.

         American Gaming Network, J.V. Pursuant to a Joint Venture Agreement dated June 28, 1995, the Company formed American Gaming Network, J.V. ("AGN") with TV Games, Inc. ("TVG"), a wholly-owned subsidiary of Multimedia Games, Inc. ("MGAM"), to jointly develop and promote high stakes proxy play Class II tribal bingo games. The Company contributed approximately $1.4 million of intellectual property and working capital to AGN's capital. The Company had acquired the intellectual property from MGAM for cash and notes. In related transactions, the Company acquired for cash and notes 275,000 shares of MGAM's outstanding stock and a warrant to acquire an additional 175,000 shares at an exercise price of $3.50 per share (the "MGAM Warrant"). The parties were unable to agree on a business plan or a strategy for the continued operation of AGN.

         Pursuant to a Purchase Agreement dated June 28, 1996, the parties reached a settlement with the Company giving up its interest in AGN and the 275,000 shares of MGAM stock in exchange for (i) the cancellation of an aggregate of $775,000 of liabilities owed to MGAM and TVG, (ii) $100,000 pursuant to a note which was paid in 1996 and (iii) $400,000 due pursuant to a note due in three years. The Company retained the MGAM Warrant and the parties released each other. Due to the likelihood that the parties would not proceed forward with AGN and as part of the Company's restructuring at December 31, 1995, the Company wrote off its investment in AGN and the MGAM stock. As a result of the foregoing transaction, the Company recognized a non-recurring gain of $875,000 in the second quarter of 1996.

         The MGAM stock price increased significantly in 1997. In September, 1997, the Company exercised the MGAM Warrant and sold the 175,000 shares of MGAM stock it received on exercise of the MGAM Warrant. The Company realized a gain on the sale of $1,316,000.

         In December, 1997, the Company realized a gain of $396,000 as a result of AGN's election to pay the discounted value of the note receivable. The Company had deferred the gain because collection of the note was less than probable at the time of the June 1996 settlement.

         Danish Satellite TV a/s In February 1995, the Company formed Danish Satellite TV a/s ("DSTV"), a wholly-owned subsidiary of HVC, and launched EUROTICA. EUROTICA is a subscription network based in Denmark which features explicit adult movies. The EUROTICA network is distributed to the European direct to home ("DTH") and cable markets.

         Effective July 31, 1997, the Company sold 51% of its interest in DSTV to Multimedia General Entertainment S.A. ("MGE"), the Company realized a gain of $352,000 comprised of $45,000 in cash with the remainder as a result of changing DSTV to the equity method of accounting.

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

3.       Summary of Significant Accounting Policies.

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

         Fair Value of Financial Instruments. The carrying amounts for cash and cash equivalents, accounts receivable, royalties payable, accounts payable and accrued expenses reflected in the financial statements approximate fair value because of the short maturity of these items. See Notes 6 and 7 for a discussion of the fair value of the Company's long-term debt and capitalized lease obligations at December 31, 1997.

         Cash and Cash Equivalents. The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

         Concentration of Credit Risk. The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and trade receivables. The Company's cash is deposited in major banks and the Company's trade receivables are primarily with large domestic publicly traded corporations with substantial assets there by limiting the Company's credit risk. At December 31, 1997 the Company had trade receivables with two large system operators which approximated 15% of the total trade receivables. In addition the Company had a net trade receivable with Emerald Media, Inc. ("EMI"), which represented 17% of the net trade receivables.

         For the year ended December 31, 1997, the Company derived a significant portion of it's revenue (approximately 54%) from five multiple systems operators, Direct TV and EMI. The loss of one or more of these customers could have a material adverse impact on the Company's results of operations. The 1997 revenue from EMI represents approximately 14% of the total for the year (Note
11).

         Valuation of Long-Term Assets. The Company adopted Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," during the year ended December 31, 1996. The statement requires that the Company recognize and measure impairment losses of long-lived assets, such as the movie library, equipment and certain identifiable intangibles and value long-lived assets to be disposed of.

         The Company periodically assesses the possible impairment of its long-term assets by comparing the sum of the undiscounted projected future cash flows attributable to each business unit to the carrying value of the assets of that business unit. Projected future cash flows for each business unit are estimated for a period approximating the remaining lives of that business unit's long-lived assets, based on earnings history, market conditions and assumptions reflected in internal operating plans and strategies. The Company determined that no provision was necessary for the impairment of long-lived assets at December 31, 1997.

         Cost in Excess of Net Assets Acquired (Goodwill). This represents the cost over the fair value of net assets acquired in business combinations accounted for as a purchase. This asset is being amortized on a straight line basis over a period of 20 years. Goodwill is reviewed for impairment whenever events or changes in circumstances indicate that the carrying value amount may have been impaired by comparing the carrying value to the sum of the projected future cash flows.

         Property and Equipment. Property and equipment, including major capital improvements, are recorded at cost. The cost of maintenance and repairs is charged against results of operations as incurred. Depreciation is charged against results of operations using the straight line method over the estimated useful lives of the related assets. Equipment leased under capital leases and leasehold improvements are amortized over the shorter of the estimated useful life or the lease term. Sales and retirements of depreciable property and equipment are recorded by removing the related cost and accumulated depreciation from the accounts. Gains or losses on sales and retirements of property and equipment are reflected in results of operations.

         Revenue Recognition. Pay-per-view revenues are recognized in the periods in which the films or events are aired by the cable systems which have license agreements with the Company.

         Revenue from the sale of transponder, playback and other related services is recognized in the period the service is performed.

         Subscription revenues are deferred and amortized over the life of the subscription. At December 31, 1997 and 1996 deferred subscription revenues were $604,000 and $1,121,000, respectively.

         Deferred subscription costs of $131,000 and $132,000 at December 31, 1997 and 1996, respectively, are deferred and amortized over the life of the subscription.

         CPV (which terminated operations at the end of 1996) recognized revenues in accordance with Statement of Financial Accounting Standards ("FAS") No. 53, Financial Reporting by Producers and Distributors of Motion Picture Films. Revenue is recognized when films rights are distributed.

         Producer Royalties. The Company, through its CVS network, had entered into contractual agreements with producers or film makers in order to obtain the rights to license films. The producer agreements required that producer royalties be paid a percentage of the revenues. The producer royalties were recorded in the period the film or event was exhibited.

         Amortization of Library of Movies. The Company capitalizes the acquisition costs for the rights to movie titles purchased or licensed. The acquisition costs are amortized on a straight-line basis over the shorter of the useful life or the license period, ranging from one to five years.

         Minority Interest. The Company owns a minority interest in DSTV resulting from the sale of a majority interest in July 1997 (Note 2). DSTV's minority interest is currently accounted for using the equity method. At December 31, 1997 the Company carried its minority interest in DSTV at zero in the consolidated balance sheet because of the uncertainty of realizing any profits from its investment.

         Income (Loss) per Share. As of December 31, 1997, the Company has adopted the provisions of Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings Per Share." Basic earnings per share exclude dilution and are computed by dividing income attributable to common shareholders by the weighted-average common shares outstanding for the period. Diluted earnings per share reflect the weighted-average common shares outstanding plus the potential dilutive effect of securities or contracts which are convertible to common shares, such as options, warrants, and convertible preferred stock.

         The following table represents the required disclosure of the reconciliation of the numerators and denominators of the basic and diluted EPS compilations:


                                        For the Year Ended December 31,            For the Year Ended December 31,
                                                      1997                                       1996
                                    ----------------------------------------   ------------------------------------------
                                    ------------ -------------- ------------   -------------- --------------  -----------
                                      Income        Shares       Per-Share        Income         Shares        Per-Share
                                    (Numerator)  (Denominator)    Amount        (Numerator)   (Denominator)     Amount
                                    ------------ -------------- ------------   -------------- --------------  -----------

Income before extraordinary gain      $4,299,000                                 ($7,900,000)

Less: Preferred stock dividends          192,000                                      -
                                    ------------                               --------------

Basic EPS

Income before extraordinary gain
attributable to common
stockholders                           4,107,000    10,706,000         $0.39     ($7,900,000)     11,351,000      ($0.70)
                                                                ============                                  ===========

Effect of Dilutive Securities

Securities assumed converted

Options                                  -           2,125,000                        -              -

Warrants                                 -             755,000                        -              -

Preferred stock                          192,000       863,000                        -              -

Less securities assumed repurchased      -          (2,212,000)                       -              -
                                    ------------ --------------                -------------- --------------

Diluted EPS

Income before extraordinary gain
attributable to common stockholders
& assumed conversions                 $4,299,000    12,237,000         $0.35     ($7,900,000)     11,351,000      ($0.70)
                                    ============ ============== ============   ============== ==============  ===========

         Options and warrants to purchase shares of common stock of 2,166,126 and 220,000, respectively, remain outstanding at December 31, 1997, but were not included in the computation of diluted EPS because to do so would have been antidilutive for the periods presented. At December 31, 1996 and 1995, all options and warrants were excluded from the calculation of diluted EPS because their effect was antidilutive (Note 8).

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

         Income Tax. The Company uses the liability method of accounting for income taxes, as set forth in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Under this method, deferred income taxes, when required, are provided on the basis of the difference between the financial reporting and income tax bases of assets and liabilities at the statutory rates enacted for future periods.

         Reclassifications. Certain amounts for previous years have been reclassified to conform with the 1997 presentation.

         New Accounting Pronouncement. The Company will implement the provisions of Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income Summary ("Statement 130") for financial statements issued for fiscal years beginning after December 15, 1997. Statement 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. Management is evaluating the effect that adoption of Statement 130 will have on the Company's financial statements.

         The Company will implement the provisions of Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("Statement 131") for financial statements issued for periods beginning after December 15, 1997. Statements 131, which is based on the management approach to segment reporting, includes requirements to report selected segment information quarterly and entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenues. Management is evaluating the effect that adoption of Statement 131 will have on the Company's financial statements.

4.       Discontinued Operations and Activities.

         As part of the Company's restructuring efforts, the Company determined during the fourth quarter of 1996 that it would dispose of or sell certain non-strategic operating units. In November 1996, the Board of Directors approved a plan to split off Spector Entertainment Group, Inc., (which provides satellite simulcasting and television production services to the pari-mutuel industry) to the former shareholders of the wholly-owned subsidiary in exchange for the 700,000 shares of Common Stock of the Company they received in the original merger between SEG and the Company. The Company finalized the split off of SEG on February 7, 1997.

         In 1996, the results of operations for SEG were classified as discontinued operations for all periods presented in the Consolidated Statement of Operations. The components of the net assets of SEG which were included in the Consolidated Balance Sheet as Net Assets of Discontinued Operations at December 31, 1996 are as follows:


            Current assets                                   $   658,000
            Property, plant and equipment, net                 3,977,000
            Other assets                                         801,000
            Current liabilities                               (1,951,000)
            Long-term debt                                      (920,000)
            Deferred taxes                                       (15,000)
                                                             -----------
            Net Assets                                       $ 2,550,000
                                                             ===========

         The revenues of SEG for 1996 and 1995 were $7,885,000 and $7,766,000, respectively. Included in the loss of disposal on SEG recorded in 1996 was $403,000 of operating losses subsequent to the measurement date.

         In addition, the Company terminated the operations of CPV Productions, Inc. at the end of 1996. The Company had suspended production of movies at the beginning of 1996 due to a shortage of capital but continued to license and distribute its existing film library in 1997.

         Consistent with the plan developed in 1996 to focus on the Company's core businesses, the Company continued to evaluate non-strategic operating units in 1997. This resulted in the termination of the CVS network and the subsequent dissolving of the CVS partnership. In addition, the Company sold a majority interest of DSTV in 1997.

5.       Property and Equipment.

         Property and equipment consists of the following:

                                                                                          December 31,
                                                                              --------------------------------------
                                                         Useful Lives in
                                                             Years                 1997                   1996
                                                        ------------------    ---------------      ----------------
Satellite transponders (Note 7)                                12             $          -          $    58,663,000
Equipment                                                       5                   8,538,000             9,716,000
Furniture and fixtures                                          7                     491,000               510,000
Leasehold improvements                                  Life of lease or
                                                            shorter                 2,515,000             2,564,000
                                                                              ---------------      ----------------
                                                                                   11,544,000            71,453,000
Less accumulated depreciation and amortization                                      4,942,000             9,505,000
                                                                              ---------------      ----------------
                                                                              $     6,602,000       $    61,948,000
                                                                              ===============      ================

         Certain of the aforementioned equipment having a net book value of $0.8 million and $54.6 million is collateral for the equipment loans and capital leases at December 31, 1997 and 1996, respectively.

6.       Long-Term Debt.

         Long-term debt consists of the following:



                                                       December 31,
                                           --------------------------------
                                                1997                1996
                                           --------------     -------------

     Darla term loan (a)                   $  11,011,000     $     -
     Darla revolving credit line (a)           1,974,000           -
     PNC term loan (a)                           440,000           -
     PNC revolving credit line (b)              -                14,621,000
     7% note payable (c)                        -                   668,000
     10% note payable                             25,000             80,000
     11% note payable                           -                   100,000
                                           --------------     -------------
                                              13,450,000         15,469,000
     Less current portion                      2,998,000            817,000
                                           --------------     -------------
     Long-term portion                     $  10,452,000      $  14,652,000
                                           ==============     =============

         The annual maturities of long-term debt at December 31, 1997 are as follows:

                 Years Ending December 31,                  Payment
          ----------------------------------------    -------------------
                           1998                       $         2,998,000
                           1999                                10,452,000
                                                      -------------------
                           Total                      $        13,450,000
                                                      ===================

a) On January 15, 1997, the Company consummated agreements with PNC Bank N.A. ("PNC") and Darla L.L.C. ("Darla"), as assignee, which resulted in the replacement of the Company's credit facility with PNC. PNC settled the outstanding balance of the credit facility, totaling $14.6 million, for $9.6 million in cash, a new $400,000 term loan and 597,000 warrants exercisable at $2.06 per share. The new PNC agreement canceled the 100,000 warrants previously issued to PNC, which had an exercise price of $3.88 per share.

     The Darla agreement provided a term loan of $10.5 million, of which $9.6 million was used to satisfy the cash portion of the PNC Agreement and $0.9 million which financed loan acquisition fees. Additionally, this agreement included a revolving line of credit totaling $3.5 million of which $1.9 million had been drawn down as of December 31, 1997. The revolving line of credit was paid off in the first quarter of 1998. The term loan is scheduled to mature in July 1999. The loans bear interest at 5% over the Citibank prime rate but not less than 13%. Three percentage points of the interest may be accrued and added to the principal of the loan and will be forgiven if the Darla credit facility is paid in full before January 15, 1999.

     In addition to the loan acquisition fees, Darla received 24,250 shares of cumulative preferred stock with a face value of $2,425,000 (Note 8).

     The new PNC term loan entered into on January 15, 1997 had a principal balance of $400,000, bears interest at 10% (payable at maturity) and matures on January 15, 1999. At December 31, 1997 the principal and accrued interest, which is added to the term loan, had a balance of $440,000.

     The Darla loans are secured by all of the Company's assets, including the stock of its subsidiaries. The loan also restricts payment of common stock dividends. The Darla loan agreement contains various financial covenants including minimum levels of revenues and adjusted EBITDA for each quarter. The Company did not meet these covenants for the quarter ended September 30, 1997. On November 14, 1997, Darla and the Company executed an amendment to the Darla loan agreement which waived the financial covenant violations for the quarter ended September 30, 1997 and revised the revenue and adjusted EBITDA covenants for the balance of the term. The company is currently exploring various alternatives to replace or satisfy its current credit facility. The Company, based on its prior refinancing experience, believes that the credit facility will be refinanced.

b) October 21, 1994, the Company entered into a loan agreement with Midlantic National Bank, N.A. ("Midlantic"). The loan agreement included a term loan with a principal sum of $900,000 and a revolving credit line of $15,000,000, no further funds were available on or after December 31, 1995. The term loan bore interest at 9.90% and was repayable in forty-eight monthly payments of $18,750. Interest on the revolving credit line was based on either prime plus 1% or the 30, 60, or 90 day LIBOR plus 3% as selected by the Company at the time of each draw-down. Interest payments are made quarterly and the revolving credit line expired on January 15, 1997. The term loan and revolving credit line were collateralized by the stock of the Company's subsidiaries excluding SEG.

     On April 3, 1996, the Company paid the balance of the term loan in full from the proceeds received on the sale of its TeleSelect interest.

c) On September 19, 1996, the Company's UK subsidiary HVC entered into a short-term loan agreement with National Westminster Bank in England to provide up to $750,000 of financing. The loan was payable over 12 months at $65,000 per month including interest at 7% per annum and was paid off in 1997.

7.       Obligation Under Capital Leases.

         Minimum annual rentals under capital leases for the five years subsequent to 1997, in the aggregate, are as follows:

     Years ending December 31,
     --------------------------------------------------------------------
     1998                                              $        1,050,000
     1999                                                         809,000
     2000                                                          37,000
                                                       ------------------
     Net minimum lease payments                                 1,896,000
     Less amount representing interest                            261,000
                                                       ------------------
     Present value of minimum lease obligations                 1,635,000
     Current portion of lease obligations                         855,000
                                                       ------------------
     Long-term portion of lease obligations            $          780,000
                                                       ==================

a) Effective as of December 1995, the Company entered into a non-cancelable lease agreement for five transponders on the AT&T satellite Telstar 402R for a monthly payment of $635,000. The original term of the agreement was for the useful life of the satellite's geo-stationary orbit, estimated to be twelve years. At December 31, 1996, included in property and equipment is an asset with an original cost of $58,663,000 equal to the discounted lease payments using a discount rate of 8%.

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

     As a result of the two events described above, the Company realized a non-recurring gain of approximately $2.3 million in 1997.

b) In 1995, the Company entered into a financing agreement, accounted for as a capital lease, totaling $2,078,000 with IBM to construct a master control and digital playback center, at its New York facility. In 1995, the Company made payments totaling $435,000 on the obligation. As a result of certain delays, changes in equipment requirements and other factors, the original lease agreement was superseded in the fourth quarter of 1996 with a new lease which requires 36 payments of approximately $37,000, commencing on February 1, 1997. The lease obligation at December 31, 1997 and 1996 was $794,000 and $1,083,000, respectively.

c) On August 14, 1996, the Company entered into an equipment lease agreement for approximately $1.8 million of equipment from Vendor Capital Group. The lease was accounted for as a capital lease. The equipment included a Digicipher encoder and approximately 1,200 decoder boxes which were provided to the Company's cable systems customers. This equipment enabled the Company to digitally compress its domestic television networks onto one transponder, significantly improving the operating results of the Spice Networks. The lease obligation at December 31, 1997 and 1996 was $841,000 and $1,327,000, respectively.

8.       Capital Transactions.

         Common Stock. On February 7, 1997 the Company reacquired 700,000 shares of its common stock in the transaction to spin-off SEG, the shares were subsequently retired in 1997 (refer to Note 2).

         During May, 1995, the Company granted to several key executives 177,000 restricted shares of common stock ("Restricted Shares") which were approved at the 1996 annual shareholders' meeting. The Restricted Shares are non-transferable with such restriction lapsing in five years. During 1997 and 1996 the Company canceled 30,000 and 44,000 shares of the restricted stock, respectively, as part of a termination agreement with two of the Company's then executive officers. The Company recorded unearned compensation for the portion of shares not yet vested and will recognize such amount as an expense on a pro rata basis over five years as the restriction lapses. The unamortized balance of unearned compensation at December 31, 1997 of $414,000 has been included as a reduction in stockholders' equity.

         Preferred Stock. On January 15, 1997, as part of the Darla transaction, the Company issued 24,250 shares of cumulative, convertible Series A Preferred Stock ("Preferred Stock"), with a $100 face and liquidation value per share and an 8.0% cumulative dividend, payable in additional shares of Preferred Stock at the Company's discretion. After two years, the Preferred Stock is convertible into the Company's Common Stock at a 10% discount from the then current market price of the Company's Common Stock.

         Warrants. On January 15, 1997, under the new PNC loan agreement, the Company granted PNC 597,000 warrants to acquire the Company's stock at $ 2.06 per share and canceled the 100,000 warrants, with an exercise price of $3.88 per share, previously issued to PNC. The 597,000 warrants issued to PNC expire on March 25, 2002. On March 26, 1997, the Company also granted, to three consultants involved in the debt restructuring, 200,000 warrants to acquire the Company's common stock exercisable at a price of $3.50 per share. The warrants issued to the consultants expire on March 25, 2002.

         In 1997 the Company also granted to consultants 250,000 warrants to acquire the Company's common stock at exercise prices ranging from $2.25 to $2.63. These warrants expire on March 25, 2002.

         On April 1, 1996 the Company granted Imperial Bank, 20,000 warrants with an exercise price of $3.125 per share to purchase the Company's common stock, in connection with the SEG term loan. These warrants will expire on April 1, 2001.

         During 1997 the Company also canceled 118,750 warrants, granted prior to 1997, with exercise prices ranging from $3.33 to $6.50 per share.

         Changes in warrants outstanding are summarized as follows:

                                                     Warrants
                                         -------------------------------------
                                                             Exercise Price
                                             Shares               Range
                                         ---------------    ------------------

    Balance January 1, 1995                      118,750
    Granted                                      100,000                 $3.88

    Exercised                                        -
    Canceled                                    (100,000)               $12.03
                                         ---------------
    Balance December 31, 1995                    118,750
    Granted                                       20,000                $3.125

    Exercised                                       -
    Canceled                                        -
                                         ---------------
    Balance December 31, 1996                    138,750
    Granted                                    1,047,000           $2.25-$3.50

    Exercised                                       -
    Canceled                                    (118,750)         $3.33-$12.03
                                         ===============
    Balance December 31, 1997                  1,067,000
                                         ===============

         At December 31, 1997, 1996 and 1995, all of the warrants outstanding on the respective dates were exercisable.

         Options. The Company has five stock option plans (the 1992, 1993, 1994, 1995 and the Director's Plan) (collectively the "Plans") for officers, employees, directors and consultants of the Company or any of its subsidiaries. Options granted to employees may be either incentive stock options (ISO's) or non-ISO's; ISO's may not have an exercise price less than 100% of fair market value of the Company's common stock on the grant date and all options may not have an exercise price of less than 110% of fair market value on the grant date in the case of options granted to holders of 10% or more of the voting power of the Company's stock on the grant date. The aggregate fair market value, as determined on the grant date, of ISO's that may become exercisable in any one year can not exceed $100,000. Options canceled subsequent to issuance are returned to the Plan and are available for re-issuance as determined by the Stock Option Committee.

         The options are evidenced by a written agreement containing the above terms and such other terms and conditions consistent with the Plans as the Board or Committee may impose. Each option, unless sooner terminated, shall expire no later than 10 years (five years in the case of ISO's granted to holders of 10% of the voting power of the Company's common stock) from the date of grant, as the Board or Committee may determine.

         The Plans in effect on December 31, 1997, 1996 and 1995 authorize the granting of stock options to purchase an aggregate of 4,000,000 shares of the Company's common stock, respectively. At December 31, 1997, 1996 and 1995 there were a total of 617,410, 126,588 and 1,213,987 shares, respectively, remaining for future grants under the four plans.

         The Directors' Plan authorizes the automatic annual issuance to each non-employee director of options to acquire 10,000 shares of the Company's common stock on each December 31, at an exercise price equal to the market price of the stock on that date. The plan was adopted in 1994 and authorizes the granting of a total of 100,000 stock options. On December 31, 1997 no options were available for future grant under this plan.

         On April 1, 1997, outside the aforementioned plans, the Company granted 600,000 options to acquire the Company's common stock exercisable at $2.13 per share. Mr. Faherty, the Chairman and Chief Executive Officer, was granted 400,000 options pursuant to his employment agreement (Note 10) and the remaining were issued to the Company's senior management.

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


                                                     Year ended                  Year ended                  Year ended
                                                  December 31, 1997          December 31, 1996           December 31, 1995
                                               -----------------------     ---------------------       ---------------------

Net income (loss) attributable to Common
Stock
  As reported                                               $4,250,000               ($7,900,000)               ($15,126,000)
  Pro forma                                                 $3,350,000               ($9,748,000)               ($18,283,000)
Basic: income (loss) per share
  As reported                                                    $0.40                    ($0.70)                     ($1.29)
  Pro forma                                                      $0.31                    ($0.86)                     ($1.56)

         These pro forma amounts may not be representative of future disclosure because they do not take into effect pro forma compensation expense related to grants made before 1995. The fair value of these options was estimated at the date of grant using the Black-Scholes option valuation model and using assumptions for the years ended December 31, 1997, 1996 and 1995; respectively; expected volatility of 60%, 63% and 61%; risk-free interest rates of 5.6%, 5.6% and 5.%; and expected life of 7 years. The weighted average fair value of options granted during the year ended December 31, 1997, 1996 and 1995 for which the exercise price equals the market price on the grant date was $1.62, $2.05 and $2.67, respectively, and the weighted average exercise prices were $2.41, $3.07 and $4.05, respectively.

         Transactions involving stock options are summarized as follows:

                                                           Options
                                       ---------------------------------------
                                       Stock Options       Weighted-Average
                                        Outstanding         Exercise Price
                                       ---------------    --------------------

Balance at  January 1, 1995 ....          2,673,099          $   3.59
Granted ........................          2,899,820              5.07
Exercised ......................             (8,200)             3.40
Canceled .......................         (2,698,706)             5.17
                                       ---------------

Balance at December 31, 1995 ...          2,866,013              3.60
Granted ........................          1,235,918              3.07
Exercised ......................            (26,000)             1.02
Canceled .......................           (165,919)             4.23
                                       ---------------

Balance at December 31, 1996 ...          3,910,012              3.42
Granted ........................            886,500              2.41
Exercised ......................            (49,270)             2.62
Canceled .......................           (349,597)             3.34
                                       ---------------
Balance at December 31, 1997 ...          4,397,645              3.11
                                       ===============

         The following table summarizes information concerning currently outstanding and exercisable stock options at December 31, 1997:

                                       Options Outstanding                            Options Exercisable
                       -----------------------------------------------------    ---------------------------------
                                               Weighted
                                               Average            Weighted                             Weighted
                                              Remaining           Average                              Average
    Ranges of                Number          Contractual          Exercise          Number             Exercise
 Exercise Prices          Outstanding           Life               Price           Exercisable          Price
-------------------    ----------------    -----------------    ------------    -----------------    ------------
   $.83 - $1.75                335,249        7.58 years           $1.49                 231,805        $1.37
  $2.13 - $2.75              1,896,270        6.57 years           $2.44               1,458,583        $2.50
  $3.33 - $3.88              1,843,505        7.31 years           $3.85               1,764,581        $3.85
  $4.33 - $4.63                296,621        8.39 years           $4.22                 276,621        $4.24
  $8.38 - $9.25                 26,000        7.47 years           $8.71                  26,000        $8.71

         At December 31, 1997, 1996 and 1995, there were 3,757,590, 2,859,330, and 1,695,113 of options that are exercisable, respectively.

         Stockholders Rights Plan. During 1997, the Company adopted a Stockholders Rights Plan. The Stockholders Rights Plan gives the Company time to analyze a potential hostile take-over and to force a hostile acquirer to negotiate with the Company's Board of Directors. The Stockholders Rights Plan achieves these goals by providing for the issuance of rights to each stockholder which are attached to the Common Stock. If a person acquires a specified percentage of the Company's Common Stock or commences a tender offer for the Company which has not been approved by the Board of Directors, the Board of Directors can cause the rights to detach. The detached rights give the Company's stockholders, other than the hostile acquirer, the right to acquire stock at a price that will result in a substantial reduction in the value of the hostile acquirer's Common Stock and make it much more expensive to acquire control of the Company.

9.       Income Taxes.

         The components of income tax expense (benefit) follow:

                                            Years Ended December 31,
                                      --------------------------------
                                         1997        1996       1995
                                      ---------    --------  ---------
Current
     Federal .................        $  (9,000)   $ 89,000  $(356,000)
     State and Local .........           12,000      50,000    240,000
     Foreign .................          345,000      53,000    850,000
                                      ---------    --------  ---------
                                        348,000     192,000    734,000
                                      ---------    --------  ---------
Deferred
     Federal .................             --          --         --
     State and Local .........             --          --         --
                                      ---------    --------  ---------
                                           --          --         --
                                      ---------    --------  ---------
Total Income Taxes ...........        $ 348,000    $192,000  $ 734,000
                                      =========    ========  =========

         The following is a reconciliation between the statutory federal income tax for each of the past three years and the Company's effective tax rate:

                                                                                                Years Ended December 31,
                                                                                    --------------------------------------------
                                                                                        1997            1996             1995
                                                                                    ------------    -----------      -----------
Income tax provision (benefit) at federal statutory rate ........................          34%             (34%)            (34%)
State and local income taxes net of federal tax benefit .........................           0%               1%               0%
Foreign income taxes ............................................................           1%               1%               2%
Foreign income, excluded, net of federal tax benefit ............................          (1%)              0%              (2%)
Amortization of Goodwill ........................................................           5%              12%               4%
Non-deductible business meals and entertainment .................................           1%               1%               0%
(Decrease) increase due to the change in the valuation
  allowance .....................................................................         (37%)             14%              22%
Other items .....................................................................           1%               1%               3%
                                                                                    ------------    -----------      -----------
Effective tax rate ..............................................................           4%              (4%)             (5%)
                                                                                    ============    ===========      ===========

         The Company's foreign subsidiaries has accumulated earnings, however, the Company does not intend to repatriate the earnings, so no taxes have been provided for. Therefore, no U.S. Federal income taxes have been provided relating to the foreign subsidiaries. The foreign income subject to foreign taxes was approximately $930,000 in 1997 and $161,000 in 1996.

         As of December 31, 1997, the Company has available, for Federal income tax purposes, unused net operating loss carryforwards of $7,937,000 which may provide future tax benefits, expiring 2005. Due to a change in control of the Company that occurred in September 1990 approximately $1,118,000 of the net operating loss carryforward is subject to an annual limitation of approximately $27,000.

         At December 31, 1997, the Company assessed its past earnings history, trends and projections and, as a result of the uncertainty surrounding the use of the NOL carryforwards, reserved through the valuation allowance all of the deferred tax assets. However, the subsequent event described in Note 14 may cause the deferred tax assets that are fully reserved to be partially or completely utilized. The valuation allowance at December 31, 1997 and 1996 was $4,320,000 and 5,885,000, respectively.

         The components of the net deferred tax assets are as follows:

                                                        December 31,
                                                 --------------------------
                                                    1997            1996
                                                 -----------    -----------
Deferred tax assets
   Bad debts ................................    $   868,000    $   620,000
   Deferred compensation expense ............        117,000        107,000
   Net operating loss carry-forwards ........      2,886,000      1,696,000
   Foreign tax carry-forwards ...............         89,000         52,000
    AMT credit carry-forward ................        107,000        107,000
    Deferred debt restructuring costs .......        947,000           --
    Satellite lease classification ..........           --          798,000
   Accrual for restructuring changes ........        280,000      2,159,000
   Restricted stock not vested ..............        189,000        153,000
   Accrued loss on Disposal of SEG ..........           --          370,000
   Amortization of Library of films .........           --          245,000
   Non-deductible capital losses ............           --          466,000
   Valuation allowance ......................     (4,320,000)    (5,885,000)
                                                 -----------    -----------
        Total deferred tax asset ............      1,163,000        888,000
                                                 -----------    -----------
Deferred tax liability ......................           --             --
   Tax depreciation in excess of book .......     (1,163,000)      (888,000)
                                                 -----------    -----------
        Total deferred tax liability ........     (1,163,000)      (888,000)
                                                 -----------    -----------
   Net deferred tax assets ..................    $      --      $      --
                                                 ===========    ===========

10.      Commitment and Contingencies.

         Employment Agreements. Mr. Faherty is employed by the Company as its Chairman and Chief Executive Officer pursuant to an amended Employment Agreement effective January 1, 1996. The agreement, as presently amended, provides for a base salary of $350,000, with any adjustments determined annually. The agreement has a six year term and provides for a parachute payment if, within 18 months following a change in control of the Company, Mr. Faherty or the Company elects to terminate his employment. In each year that the agreement is not terminated, the agreement's term is extended for five years from that anniversary date. The agreement provides for loans from the Company of up to $282,000, plus accrued interest. The agreement also provides for certain benefits including annual retirement benefits of not less than $100,000 (implemented by the Deferred Compensation Agreement described below).

         Effective December 31, 1995, Messrs. Graff and Nolan resigned as officers of the Company. Pursuant to the terms of their resignation and termination agreements, Messrs. Graff and Nolan will receive $350,000 per annum payable in equal installments beginning January 1, 1996 through December 31, 1998. In the event the Company completes financing in excess of $20 million, Messrs. Graff and Nolan may require prepayment of the remaining balance due on their agreements. These costs were accrued as restructuring costs as of December 31, 1995 (See Note 13).

         At December 31, 1997, Messrs. Faherty and Nolan had loans outstanding with the Company, in the amounts of $282,000 and $83,000, respectively, which are required to be repaid during 1998. The loans bear interest at one over prime. At December 31, 1997, the interest rate was 11%.

         Mr. Christopher Yates (President of HVC and a director of the Company) was employed by HVC pursuant to a Service Agreement dated January 22, 1993 and amended on June 16, 1994. The agreement expired on one-year prior notice provided such notice occurred after March 1, 1997 and provided for a lump sum severance payment of 125,000 British Pounds. The Company and Mr. Yates could not agree on the terms of an extension to Mr. Yates' employment agreement and Mr. Yates was terminated on October 11, 1997. Mr. Yates claimed the Company had improperly terminated his agreement and the parties are currently negotiating a settlement.

         Certain other officers of the Company are employed pursuant to employment agreements ranging from two to four years. These agreements generally provide for up to one year severance and contain parachute payment provisions that are triggered upon a change in control if the Company terminates the officer's employment within 18 months following a change in control.

         Deferred Compensation. The estimated present value of future benefits is accrued over the period from the effective date of the agreements (October 1, 1992) until the expected retirement dates of the participant. The expense incurred for the years ended December 31, 1997, 1996 and 1995 amounted to $24,000, $71,000 and $66,000, respectively.

         Leases and Service Contracts. The Company leases its office facilities, satellite transponders and uplink and certain equipment. As of December 31, 1997, the aggregate minimum rental commitments under non-cancelable operating leases were approximately as follows:

                                                            Satellite
   Years Ending                       Office Facilities     Transponder
   December 31            Total        and Equipment        and Uplink
-----------------    --------------    --------------    ----------------

    1998             $    9,058,000    $      596,000    $      8,462,000
    1999                  7,129,000           517,000           6,612,000
    2000                  6,731,000           466,000           6,265,000
    2001                  6,688,000           448,000           6,240,000
    2002                  6,682,000           442,000           6,240,000
Thereafter               11,788,000           348,000          11,440,000
                     --------------    --------------    ----------------
Total                $   48,076,000    $    2,817,000    $     45,259,000
                     ==============    ==============    ================


         Total expense under operating leases amounted to $7,691,000, $3,220,000 and $9,418,000 for the years ended 1997, 1996 and 1995, respectively.

         As a result of the Loral transponder lease being classified as a capital lease until March 31, 1997 (Note 7), the transponder payments totaling $1,598,000 and $7,620,000, for 1997 and 1996, were reported as a reduction of capital lease obligations. If the Loral transponder lease was classified as an operating lease from its inception, the Company would have reported additional satellite expenses of approximately $1.6 million and $7.6 million in 1997 and 1996. In addition, the Company would have reported a decrease in depreciation of $1.0 million and $5.3 million as well as and a decrease in interest expense of $0.9 million and $5.0 million, respectively.

         On January 19, 1998 the Company, through its HVC subsidiary, secured long-term transponder capacity on transponder 24 of the Sky Astra 1B Satellite. The lease starts on August 1, 1998 and terminates on December 31, 2002 and calls for monthly lease payments of 75,000 British Pounds or approximately $125,000. The Channel will continue to be broadcasted daily from midnight to 4:00 am.

         Contracts with Producers. The Spice Networks, The Adult Channel and The Home Video Channel have entered into contracts with producers with terms ranging from one to two years which are on a flat fee basis. Also, the Company has contracted with several major adult motion picture producers. These contracts allow the Company to license world-wide pay-TV rights in perpetuity.

         Contracts with Cable Systems. The Company has entered into affiliation agreements with numerous cable systems in the United States. The contracts have terms ranging from one to ten years with the fees to the cable systems based upon a percentage of the subscriber gross revenues, as defined, in the respective agreements.

11.      Significant Customer.

         On September 1, 1996, pursuant to short term agreements, the Company began providing transponder services bundled with playback, programming and other related services to Emerald Media, Inc. ("EMI"). EMI owns and operates EUROTICA, a premium television network featuring explicit version adult movies which are distributed to the domestic DTH market. EMI also granted the Company an option to acquire its stock or business for $755,000 ("EMI Option"). EMI expanded its operations and, at December 31, 1997, operated four explicit television networks in the DTH market. The Company's agreements with EMI have been modified and at December 31, 1997, the Company provided transponder services on three transponders and playback and other services for four of EMI's networks from the Company's master control and digital playback facility.

         In 1997 and 1996 the Company recognized revenue of $4.7 million and $0.6 million, respectively, from EMI.

12.      Retirement Plan.

         On January 13, 1993, the Company established a 401(k) tax deferred savings plan (the "Plan") for all employees of the Company on March 1, 1993. Employees are eligible to participate in the Plan after completing one year of service. Eligible employees may elect to contribute up to 15% of their annual compensation to the Plan, up to the maximum allowed by law. The Company declared for 1997 and 1995 a discretionary matching contribution equal to 25% of the amount of the salary reduction employees elect to defer, up to the first 4% of compensation. For the year ended December 31, 1997 and 1995, the Company incurred a 401(k) contribution expense of approximately $25,600 and 42,000, respectively. The Company made no matching discretionary contribution during the year ended December 31, 1996.

13.      Restructuring Reserve.

         In December 1995, the Company entered into a restructuring plan for certain operating units and its corporate management. Two executives, Mr. Mark Graff and Mr. Leland H. Nolan, also resigned as officers of the Company effective December 31, 1995. Messrs. Graff and Nolan have signed separation agreements which are in force through 1998 (Note 10). As a result of this restructuring, the Company took a pretax charge of $3,655,000 in 1995, including the separation costs for approximately 50 employees.

         The accrued restructuring reserve is comprised of corporate level restructuring and the suspension of production activities formerly conducted by CPV. Each component involved contraction of the Company's workforce and facilities and other miscellaneous costs associated with the restructuring. The activity of each component for the years 1996 and 1997 were as follows:


                                                      December 31,      Cash       December 31,     Cash     December 31,
                                                         1995         Outflows       1996         Outflows      1997
                                                      ----------     ----------    ----------     --------   -----------
Corporate
    Salaries .................................        $2,750,000     $1,301,000    $1,449,000     $749,000      $700,000
    Facilities and Other .....................           250,000        179,000        71,000       71,000          --

CPV
    Salaries .................................           464,000        464,000          --           --            --
    Facilities and Other .....................           191,000        191,000          --           --            --
                                                      ----------     ----------    ----------     --------   -----------
         Total ...............................        $3,655,000     $2,135,000    $1,520,000     $820,000      $700,000
                                                      ==========     ==========    ==========     ========   ===========

14.      Subsequent Event.

         On February 3, 1998, the Company and Playboy Enterprises, Inc. ("Playboy") executed a letter agreement with attached term sheet for a transaction ("Proposed Transaction") that, if consummated, will result in Playboy acquiring the Company. The Proposed Transaction provides for Playboy's acquisition of all of the outstanding shares of the Company's Common Stock for cash and Playboy stock. The total transaction value, including the assumption of debt, is expected to be approximately $95 million. For each share of the Company's Common Stock, Company stockholders will receive the following;

           --   $3.60 in cash;
           --   0.1524 shares of Playboy Class B Stock, subject to a
                collar designed to provide a minimum value of $2.11 or a
                maximum value of $2.69 per share of Common Stock; and
           --   one share of the stock of "Spinco," a newly formed corporation.

         The cash portion of the consideration is subject to certain downward adjustments if Spinco receives working capital from the Company, if one-half of the receivable from EMI as of January 31, 1998 has not been repaid or if the Company incurs income taxes as a result of the spin-off transaction that are not offset by its net operating and current tax losses and deductions generated by the Proposed Transaction.

         The Company will transfer to Spinco its digital operations center for video and Internet broadcasts (the "Operations Facility"), its option to acquire the outstanding stock of EMI, and certain rights to a library of adult films. It is anticipated that the Company will distribute the Spinco stock prior to Playboy's acquisition of Spice and that Spinco will exercise the EMI Option after the acquisition is consummated.

         Spinco will retain rights to distribute explicit programming in the U.S., Canada and sovereign islands of the Caribbean in the C-band DTH market. Spinco will also retain EMI's explicit Internet websites and will have C-band DTH broadcast rights to the explicit version of films from the Company's existing library and for use on EMI's websites. Spinco will also have the right to the explicit version of titles licensed by Playboy under any of the Company's existing production agreements on a royalty-free basis. Playboy will enter into a service contract with Spinco under which Playboy will contract for twelve months of playback services from the Operations Facility for all of Spice's cable network services that Playboy continues to distribute.

         The parties anticipate that definitive agreements will be executed shortly. A closing is planned for the end of the second quarter.

15.      Geographic Data.

         Revenues and operating profit (loss) from continuing operations and identifiable assets by geographic area were as follows:

                                                      1997                       1996                       1995
                                                  ------------               ------------               ------------
Revenues
    United States ....................            $ 27,384,000               $ 26,000,000               $ 32,939,000
    Europe ...........................               5,891,000                  7,213,000                 10,353,000
    Asia and other ...................                 321,000                       --                         --
                                                  ------------               ------------               ------------
                                                  $ 33,596,000               $ 33,213,000               $ 43,292,000
                                                  ============               ============               ============
Operating Profit (loss)
    United States ....................            $  2,769,000               $    517,000               ($13,511,000)
    Europe ...........................                (495,000)                (1,208,000)                 1,830,000
    Asia and other ...................                 150,000                       --                         --
                                                  ------------               ------------               ------------
                                                  $  2,424,000               $   (691,000)              ($11,681,000)
                                                  ============               ============               ============
Identifiable Assets
    United States ....................            $ 17,767,000               $ 73,755,000               $ 81,529,000
    Europe ...........................              13,371,000                 15,557,000                 17,670,000
                                                  ------------               ------------               ------------
                                                  $ 31,138,000               $ 89,312,000               $ 99,199,000
                                                  ============               ============               ============

              SPICE ENTERTAINMENT COMPANIES, INC. and SUBSIDIARIES
               INDEX TO CONSOLIDATED FINANCIAL STATEMENT SCHEDULE




                                                                       Page
Schedule                                                            Numbers(s)
--------                                                            ----------

      II.     Valuation and Qualifying Accounts and Reserves           F-32




         All other schedules are omitted since the required information is not present or is not presented in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements.

                                                                   SCHEDULE II

                       SPICE ENTERTAINMENT COMPANIES, INC.

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
              for the years ended December 31, 1997, 1996 and 1995

     Column A                               Column B        Column C            Column D           Column E
     --------                             -------------   ------------      ---------------    ---------------

                                                           Additions
                                           Balance at      Charged to                              Balance
                                          Beginning of     Costs and                                 End
     Description                             Period         Expenses           Deductions*        of Period
     -----------                          -------------   ------------      ---------------    ---------------
Fiscal year ended December 31, 1997
  Allowance for Doubtful Accounts         $   1,736,000   $  1,824,000      $       959,000    $     2,601,000
                                          -------------   ------------      ---------------    ---------------
                                          $   1,736,000   $  1,824,000      $       959,000    $     2,601,000
                                          =============   ============      ===============    ===============


Fiscal year ended December 31, 1996
  Allowance for Doubtful Accounts         $   1,178,000   $    832,000      $       274,000    $     1,736,000
                                          -------------   ------------      ---------------    ---------------
                                          $   1,178,000   $    832,000      $       274,000    $     1,736,000
                                          =============   ============      ===============    ===============


Fiscal year ended December 31, 1995
  Allowance for Doubtful Accounts         $     331,000   $    926,000      $        79,000    $     1,178,000
                                          -------------   ------------      ---------------    ---------------
                                          $     331,000   $    926,000      $        79,000    $     1,178,000
                                          =============   ============      ===============    ===============

*Write-off of uncollectable trade receivables.