Form 10-Q
period 1998-03-31
SPICE ENTERTAIMENT COMPANIES INC
filed 1998-05-15
CIK 839431

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                   FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 1998

OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR
         15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________________________________________________

Commission file number              0-21150
                      __________________________________________________________

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


Yes          [ X ]          No [  ]

Number of shares outstanding of Registrant's Common Stock as of
April 30, 1998:   11,666,438.

                                     PART I

ITEM 1:  FINANCIAL STATEMENTS
SPICE ENTERTAINMENT COMPANIES, INC. and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                                        March 31,                December 31,
                                                                                          1998                      1997
--------------------------------------------------------------------------------------------------------------------------------
                                                                                       (Unaudited)
                              ASSETS:
Current assets:
     Cash and cash equivalents                                                             $2,329,000                $2,810,000
     Accounts receivable, less allowance for doubtful accounts                              5,111,000                 4,336,000
     Prepaid expenses and other current assets                                              1,369,000                 1,122,000
     Due from related parties and officers                                                    399,000                   365,000
                                                                                   -------------------        ------------------
                    Total current assets                                                    9,208,000                 8,633,000
Property and equipment                                                                      6,380,000                 6,602,000
Library of movies                                                                           4,885,000                 4,580,000
Cost in excess of net assets acquired, net of accumulated  amortization                    10,084,000                10,246,000
Deferred refinancing costs                                                                    319,000                   380,000
Other assets                                                                                  805,000                   697,000
                                                                                   -------------------        ------------------
                    Total assets                                                          $31,681,000               $31,138,000
                                                                                   ===================        ==================
               LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
    Current portion of obligations under capital leases                                      $948,000                  $855,000
    Current portion of long-term debt                                                       2,211,000                 2,998,000
    Accounts payable                                                                        1,589,000                 1,928,000
    Accrued expenses and other current liabilities                                          3,179,000                 3,572,000
    Current portion of accrued restructuring costs                                            551,000                   700,000
    Deferred subscription revenue                                                             823,000                   604,000
                                                                                   -------------------        ------------------
                    Total current liabilities                                               9,301,000                10,657,000

Obligations under capital leases                                                              515,000                   780,000
Long-term debt                                                                              9,366,000                10,452,000
Deferred compensation                                                                         304,000                   293,000
                                                                                   -------------------        ------------------
                    Total liabilities                                                      19,486,000                22,182,000
                                                                                   -------------------        ------------------
Commitments and contingencies
Stockholders' equity
    Preferred stock, $.01 par value; authorized 10,000,000 shares; 24,250 issued
      and outstanding at March 31, 1998 (Liquidation preference of $2,667,000)                      -                         -
    Common stock, $.01 par value; authorized 25,000,000 shares; 11,581,418 and
      10,659,198 shares issued and outstanding at March 31, 1998 and
      December 31, 1997                                                                       116,000                   107,000
    Additional paid-in capital                                                             28,496,000                25,362,000
    Unearned compensation                                                                    (369,000)                 (414,000)
    Accumulated deficit                                                                   (17,113,000)              (17,088,000)
    Cumulative translation adjustment                                                       1,065,000                   989,000
                                                                                   -------------------        ------------------
                    Total stockholders' equity                                             12,195,000                 8,956,000
                                                                                   -------------------        ------------------
                    Total liabilities and stockholders' equity                            $31,681,000               $31,138,000
                                                                                   ===================        ==================


                    The accompanying notes are an integral part of these consolidated financial statements.

SPICE ENTERTAINMENT COMPANIES, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS of OPERATIONS
(Unaudited)

                                                                                        THREE MONTHS ENDED
                                                                                            MARCH 31,
--------------------------------------------------------------------------------------------------------------------
                                                                                    1998                    1997
                                                                                ------------            ------------

Revenues: ...............................................................       $  7,633,000            $  8,761,000
                                                                                ------------            ------------

Operating expenses:
    Salaries, wages and benefits ........................................          2,043,000               1,943,000
    Producer royalties and library amortization .........................            474,000               1,121,000
    Satellite costs .....................................................          2,193,000                 474,000
    Selling, general and administrative expenses ........................          1,652,000               2,959,000
    Depreciation of fixed assets and amortization of goodwill ...........            633,000               1,650,000
                                                                                ------------            ------------
Total operating expenses ................................................          6,995,000               8,147,000
                                                                                ------------            ------------

           Total income from operations .................................            638,000                 614,000

Interest expense ........................................................            613,000               1,516,000
Minority interest .......................................................               --                  (438,000)
Gain from transponder lease amendment ...................................               --                (2,348,000)
                                                                                ------------            ------------

           Income before provision for income taxes
             and extraordinary gain .....................................             25,000               1,884,000

Provision for income taxes ..............................................               --                   167,000
                                                                                ------------            ------------

           Net income before extraordinary gain .........................             25,000               1,717,000

Extraordinary gain on debt restructuring ................................               --                   143,000
                                                                                ------------            ------------

           Net income ...................................................             25,000               1,860,000

Dividends on preferred stock ............................................             50,000                  49,000
                                                                                ------------            ------------
           Net income (loss) attributable to common stock ...............       $    (25,000)           $  1,811,000
                                                                                ============            ============

Income (Loss) per share,
  Basic
      Before extraordinary item .........................................       $       --              $       0.15
      Extraordinary item ................................................               --                      0.01
                                                                                ------------            ------------
Income(Loss) per common share ...........................................       $       --              $       0.16
                                                                                ============            ============

Diluted
      Before extraordinary item .........................................       $       --              $       0.13
      Extraordinary item ................................................               --                      0.01
                                                                                ------------            ------------
Income(Loss) per common share ...........................................       $       --              $       0.14
                                                                                ============            ============

Weighted average number of shares outstanding:
  Basic .................................................................         11,174,000              11,340,000
                                                                                ============            ============

  Diluted ...............................................................         13,976,000              12,851,000
                                                                                ============            ============


              The accompanying notes are an integral part of these consolidated financial statements.

SPICE ENTERTAINMENT COMPANIES, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENT of STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 1998
(Unaudited)

------------------------------------------------------------------------------------------------------------------------------------
                                                            Additional                                  Cumulative
                                    Common     Preferred     Paid-in      Unearned      Accumulated   Translation
                                    Stock       Stock        Capital    Compensation      Deficit     Adjustment        Total
                                 ----------  ---------  ------------- ---------------  -------------   -----------  --------------
Balance at January 1, 1998         $107,000  $   -        $25,362,000     ($ 414,000)  ($17,088,000)      $989,000      $8,956,000

Issuance of common stock              9,000                 3,134,000                                                    3,143,000

Pro rata share of restricted
  stock grant to an
  executive officer                                                           45,000                                        45,000

Net income                                                                                   25,000                         25,000

Dividend                                                                                    (50,000)                       (50,000)

Foreign currency
  translation adjustment                                                                                    76,000          76,000
                                ----------   ---------  ------------- ---------------  -------------   -----------  --------------
Balance at March 31, 1998          $116,000  $   -        $28,496,000     ($ 369,000)  ($17,113,000)    $1,065,000     $12,195,000
                                ===========  =========  ============= ===============  =============   ===========  ==============


                       The accompanying notes are an integral part of this consolidated financial statement.

SPICE ENTERTAINMENT COMPANIES, INC., and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                                           THREE MONTHS ENDED
                                                                                                                MARCH 31,
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                      1998                 1997
                                                                                                   -----------          -----------
Cash flows from operating activities:
     Net income ..........................................................................         $    25,000          $ 1,860,000
                                                                                                   -----------          -----------
Adjustments to reconcile net income to net cash provided
by (used in) operating activities:
    Depreciation and amortization of fixed assets ........................................             471,000            1,488,000
    Gain on transponder lease amendment ..................................................                --             (2,348,000)
    Extraordinary gain on debt restructuring .............................................                --               (143,000)
    Amortization of deferred refinancing costs ...........................................              61,000                 --
    Amortization of goodwill and other intangibles .......................................             162,000              162,000
    Amortization of library of movies ....................................................             474,000              542,000
    Provision for bad debts ..............................................................                --                270,000
    Compensation satisfied through the issuance of common stock ..........................              45,000               58,000
    Consulting expense satisfied through the issuance of warrants ........................                --                205,000
    Deferred compensation expense ........................................................              11,000                6,000
    Minority interest ....................................................................                --               (438,000)
    Changes in assets and liabilities:
         Increase in accounts receivable .................................................            (775,000)             (87,000)
         Increase in prepaid expenses and other current assets ...........................            (247,000)            (525,000)
         (Increase) decrease in other assets .............................................            (109,000)              12,000
         Decrease in royalties payable ...................................................                --               (366,000)
         (Decrease) increase in accounts payable and accrued expenses ....................            (705,000)             953,000
         Decrease in accrued restructuring costs .........................................            (149,000)            (249,000)
         Increase (decrease) in deferred subscription revenue ............................             219,000              (47,000)
                                                                                                   -----------          -----------
                   Total adjustments .....................................................            (542,000)            (507,000)
                                                                                                   -----------          -----------
                   Net cash (used in) provided by operating activities ...................            (517,000)           1,353,000
                                                                                                   -----------          -----------
Cash flows from investment activities:
         Purchase of property and equipment ..............................................            (249,000)            (213,000)
         Purchase of rights to libraries of movies .......................................            (779,000)            (495,000)
                                                                                                   -----------          -----------
                   Net cash used in investing activities .................................          (1,028,000)            (708,000)
                                                                                                   -----------          -----------
Cash flows from financing activities:
         Proceeds from issuance of common stock and detachable warrants ..................           3,143,000                 --
         Proceeds from issuance of long-term debt ........................................                --              1,015,000
         Increase in loans receivable from related parties ...............................             (34,000)             (47,000)
         Repayment of long-term debt and  capital leases obligations .....................          (2,045,000)          (1,874,000)
         Deferred refinancing costs ......................................................                --               (572,000)
                                                                                                   -----------          -----------
                   Net cash provided by (used in) financing activities ...................           1,064,000           (1,478,000)
                                                                                                   -----------          -----------
                   Net decrease in cash and cash equivalents .............................            (481,000)            (833,000)
   Cash and cash equivalents, beginning of the period ....................................           2,810,000            2,663,000
                                                                                                   -----------          -----------
                   Cash and cash equivalents, end of the period...........................         $ 2,329,000          $ 1,830,000
                                                                                                   ===========          ===========


                    The accompanying notes are an integral part of these consolidated financial statements.

SPICE ENTERTAINMENT COMPANIES, and SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 1998 (unaudited)
--------------------------------------------------------------------------------

1. In the opinion of Spice Entertainment Companies, Inc., its wholly-owned subsidiaries and a majority-owned partnership (the "Company"), the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1998, and the results of operations and cash flows for the three months ended March 31, 1998 and 1997.

2. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

3. The accompanying financial statements include the accounts of the Company, its wholly owned subsidiaries and a majority-owned partnership. All intercompany transactions and balances have been eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1997 annual report on Form 10-K.

4. Capital Distribution, Inc., d/b/a Cupid Network Television ("Cupid") provided audiotext services (telephone chat lines) promoted on the Spice network under a Telephone Services Agreement dated October 20, 1995. Cupid subcontracted the operation of the chat lines to Amtec Audiotext Inc. ("Amtec"). In the first quarter of 1998, Cupid defaulted in the payment of service fees under the Telephone Services Agreement. Pursuant to a Termination Agreement dated May 11, 1998 among Cupid, Amtec and the Company, the parties agreed to the termination of the Telephone Services Agreement effective March 20, 1998. Cupid agreed to pay the Company approximately $340,000, payable $50,000 on execution and the balance pursuant to a Promissory Note that provides for six equal monthly payments. Amtec guaranteed Cupid's obligation under the note. American Telnet replaced Cupid and now provides the audiotext services promoted on the Spice network.

5. On February 3, 1998, the Company and Playboy executed a letter agreement providing for Playboy's acquisition of all of the outstanding shares of the Company's Common Stock for cash and Playboy stock (the "Proposed Transaction"). The terms of the Proposed Transaction were modified by an amendment agreement dated April 15, 1998 which, among other things, eliminated the purchase price adjustments contained in the original agreement and modified the consideration to be received by Company stockholders. Under the amended agreement, for each share of the Company's Common Stock, Company stockholders will receive:

    -- $3.60 in cash; and
    -- 0.1371 shares of Playboy Class B Stock, subject to a collar designed to provide a minimum value of $2.20 or a maximum value of $2.88 per share of Common Stock.

         As part of the Proposed Transaction, the Company will transfer to a to-be-named subsidiary company (referred to as "Subco") its digital operations center for video and Internet broadcasts (the "Operations Facility"), its option to acquire the outstanding stock or assets of Emerald Media, Inc. ("EMI"), a leading provider of adult entertainment in the C-band market, and certain rights to a library of adult films. At the closing of Playboy's acquisition of the Company as part of the merger consideration, the Company will distribute all of the Subco capital stock to its stockholders.. Subco will apply to list its common stock on the Nasdaq SmallCap market. Subco intends to exercise the EMI Option after the acquisition.

         Subco will retain rights to distribute explicit programming in the U.S., Canada and sovereign islands of the Caribbean in the C-band DTH market. Subco will also retain EMI's explicit Internet websites and will have C-band DTH broadcast rights to the explicit version of films from the Company's existing library and for use on EMI's website. Subco will also have the right to the explicit version of titles licensed by Playboy under any of the Company's existing production agreements on a royalty-free basis. Subco will provide Playboy with playback services from the Operations Facility for all of the Company's cable network services that Playboy continues to distribute pursuant to a service contract. The service contract will provide for a fair market value service fee and have a two-year term.

         The Proposed Transaction is subject to definitive documentation, Company stockholder approval, receipt of a fairness opinion and other customary closing conditions. The waiting period under the Hart-Scott-Rodino

SPICE ENTERTAINMENT COMPANIES, and SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 1998  (unaudited)  CONTINUED
--------------------------------------------------------------------------------

Antitrust Improvements Act of 1976, as amended, has expired and Playboy has completed its due diligence review of the Company.

6. In 1998 the Company adopted Statement of Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires that all items defined as comprehensive income be shown as a component of comprehensive income or loss. In the Company's annual financial statements, comprehensive income will be required to be presented either in a separate financial statement or as part of either the statement of operations or stockholders equity. For interim financial statements, the Company is permitted to disclose the information in the footnotes to the financial statements. The disclosures are required for comparative purposes. For the three months ended March 31, 1998 and 1997, the only comprehensive income item the Company has is a foreign currency translation adjustment.

         The following table reconciles net income to comprehensive income for the three months ended March 31, 1998 and 1997:

                                                                            1998                1997
                                                                          --------           -----------

Net income .............................................................  $ 25,000           $ 1,860,000

Other comprehensive income:
     Foreign currency translation adjustment ...........................    76,000              (143,000)
                                                                          --------           -----------

Comprehensive income ...................................................   101,000             1,717,000

Dividends on preferred stock ...........................................    50,000                49,000
                                                                          --------           -----------

Comprehensive income attributable to common stock ......................  $ 51,000           $ 1,668,000
                                                                          ========           ===========

7. The following table represents the required disclosure of the numerator and denominator of the basic and diluted earnings per share computations.


                                        For the Three Months Ended March 31,        For the Three Months Ended March 31,
                                                        1998                                        1997
                                    ------------------------------------------ --------------------------------------------
                                    -------------- -------------  ------------ -------------- --------------- -------------
                                       Income          Shares       Per-Share      Income          Shares       Per-Share
                                     (Numerator)   (Denominator)     Amount      (Numerator)   (Denominator)      Amount
                                    -------------- -------------  ------------ -------------- --------------- -------------

Income before extraordinary gain          $25,000                                 $1,717,000

Less: Preferred stock dividends           (50,000)                                   (49,000)
                                    --------------                             --------------

Basic EPS

Income before extraordinary gain
attributable to common stockholders       (25,000)   11,174,000         -          1,668,000     11,340,000          $0.15
                                                                  ============                                =============

Effect of Dilutive Securities

Securities assumed converted
Options                                   -           3,864,000                        -            433,000

Warrants                                  -           1,067,000                        -               -

Preferred stock                            50,000       541,000                       49,000      1,433,000

Less securities assumed repurchased       -          (2,670,000)                       -           (355,000)
                                    -------------- -------------  ------------ -------------- --------------  -------------

Diluted EPS

Income before extraordinary gain
attributable to common shareholders
and assumes conversions                   $25,000    13,976,000       -           $1,717,000     12,851,000          $0.13
                                    ============== =============  ============  ============= ==============  =============


ITEM 2:  MANAGEMENT DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS of OPERATIONS
SPICE ENTERTAINMENT COMPANIES, INC. and SUBSIDIARIES CONTINUED
--------------------------------------------------------------------------------

Results of Operations

This report contains forward-looking statements that involve a number of risks and uncertainties. In addition to the factors discussed elsewhere in this report, among the other factors that could cause actual results to differ materially are the following: business conditions and the general economy; governmental regulation of the Company's adult programming and of the content and distribution of television programming in general; competitive factors such as rival adult television networks and alternative sources of adult programming content; consolidation in the ownership of the Company's principal customers; the risks of doing business in new international markets; and the risks associated with the distribution of premium television programming.

         For the three months ended March 31, 1998, the Company reported net income of $25,000 as compared to net income of $1,860,000 for the same period in 1997. The income for the three months ended March 31, 1998 was attributable to income generated from the Company's domestic operations offset by a loss from the Company's European wholly owned subsidiary, The Home Video Channel ("HVC"). The net income of $1,860,000 for the three months ended March 31, 1997 was primarily attributable to an approximate $2.3 million gain on the amendment of the Company's transponder services agreement. Net income for the three months ended March 31, 1997 was reduced by losses from the Cable Video Store ("CVS") Network and the operations of Danish Satellite Televisions A/S ("DSTV"). The CVS Network was suspended in June, 1997 and the Company sold a majority interest in DSTV in July, 1997, which eliminated all future funding requirements.

Revenues

         Total revenues for the three months ended March 31, 1998, decreased by $1,128,000 as compared to the same period in 1997. The decrease in revenue was primarily attributable to the suspension of the CVS Network, the sale of a majority interest in DSTV, and declines in revenues from HVC and the Spice Networks.

         As of March 31, 1998, the Spice Network was available in approximately
16.7 million cable and DBS addressable households, representing a 8.4% increase from March 31, 1997. The revenue growth from the increase in addressable households was offset by a decrease in license fees and the effect of the implementation of Section 505 of the Telecommunications Act of 1996 which resulted in a decline in buy rates for cable systems not in compliance with the regulation. The reduction in license fees was a result of continued competition in the Company's market segment and ongoing concentration in the ownership of cable systems by multiple system operators ("MSO's"). Eight MSO's and DirecTV, the DBS provider, account for over 75% of the Company's domestic cable and DBS revenues.

         The Company developed and launched Spice Hot in October of 1997. Spice Hot is a domestic television pay per view network which broadcasts a more explicit programming than either Spice or the Adam & Eve Channel. Since the October 1, 1997 launch, Spice Hot has delivered significantly higher buy rates and revenue per subscriber than either Spice or Adam & Eve Channels. The Company had 4.4 million Spice Hot subscribers on March 31, 1998 with contracts to add another 1.6 million U.K. subscribers by June 1, 1998.

         The decline in HVC's revenue was primarily attributable to competition which resulted in a decline in the DTH market. The Company's transmission of the Adult Channel using a low frequency transponder puts the channel at a competitive disadvantage because the signal is only available to approximately 50% of the total DTH market in the UK. In addition, The Adult Channel currently follows a niche subscription channel limiting the effectiveness of the channel's ten minutes of unencrypted teaser that introduces the channel on a nightly basis. As of August 1, 1998 The Adult Channel will be transmitted using a high frequency transponder and is scheduled to follow the SCI-Fi and the History Channel. HVC believes that the transition to a high frequency transponder with the new channel location along with other initiatives will result in an increase in market share, revenue and operating results.

Salaries, Wages and Benefits

         Salaries, wages and benefits for three months ended March 31, 1998 were comparable to the corresponding period in 1997.

Producer Royalties and Film Cost  Amortization

         Producer royalties and film cost amortization for the three months ended March 31, 1998 decreased by $647,000 as compared to the same period in 1997. The decline was primarily attributable to the suspension of the CVS Network in June of 1997.

Satellite, Playback and Uplink Expenses

         Satellite, playback and uplink expenses for the three months ended March 31, 1998 increased by $1,719,000 compared to the same period in 1997. The increase was primarily attributable to the amendment of the Transponder Agreement on March 31, 1997 and the corresponding reclassification of the Agreement concerning Skynet Transponder Service between AT&T Corp. and the Company (the "Transponder Agreement") as an operating lease from a capital lease. For the three months ended March 31, 1997, transponder payments totaling $1,598,000 were treated as debt payments as compared to satellite expenses in subsequent periods after the amendment.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses for the three months ended March 31, 1998 decreased by $1,307,000 as compared to the same period in 1997. The decrease was primarily attributable to the suspension of the CVS Network, the sale of a majority interest in DSTV, and a decrease in corporate expenses. The decrease in corporate expenses was primarily attributable to a decline in professional and consulting fees, a majority of which were associated with the spin-off of Spector Entertainment Group, Inc. and the debt restructuring during the first quarter of 1997.

Depreciation of Fixed Assets and Amortization of Goodwill

         Depreciation of fixed assets and amortization of goodwill decreased by $1,017,000 for three months ended March 31, 1998, as compared to the same period in 1997. The decline in depreciation expense was primarily attributable to the amendment of the Transponder Agreement and the corresponding reclassification of the Transponder Agreement as an operating lease as of March 31, 1997.

Interest Expense

         Interest expense decreased by $903,000 for three months ended March 31, 1998 as compared to the same period in 1997. The decline in interest expense was primarily attributable to the amendment of the Transponder Agreement and the corresponding reclassification of the Transponder Agreement as an operating lease as of March 31, 1997.

Liquidity and Capital Resources

         At March 31, 1998, the Company had cash and cash equivalents of $2.3 million and a working capital deficit of $0.1 million. In the three months ended March 31, 1998 the Company significantly improved its working capital position with the proceeds received from the exercise of stock options totaling approximately $3.1 million of which $1.8 million was used to pay off the revolving line of credit. At March 31, 1998, the Company has a credit facility with Darla, L.L.C. consisting of a term loan of $10.6 million and a revolving line of credit of $1.7 million, all of which was available for future borrowings.

         Net cash used in operating activities was $0.5 million for the three months ended March 31, 1998, as compared to net cash provided by operating activities of to $1.4 million for the same period in 1997. The net cash used in operating activities for the first quarter of 1998 was primarily attributable an increase in accounts receivable and a reduction in accounts payable and accrued expenses, offset by depreciation and amortization of fixed assets, goodwill and the library of movies. Net cash provided by operating activities for the first quarter of 1997 was primarily attributable to net income offset by non-cash adjustments. The principal non-cash adjustments in the first quarter of 1997 was the non-cash gain on the transponder lease amendment offset by depreciation and amortization of fixed assets, goodwill and the library of movies as well as an increase in accounts payable and accrued expenses.

         Net cash used in investing activities was approximately $1.0 million and $0.7 million for the three months ended March 31, 1998 and 1997, respectively. The increase was attributable to an increase in investment in the Company's movie library for the three months ended March 31, 1998 as compared to the same period in 1997.

         Net cash provided by financing activities for the three months ended March 31, 1998 was approximately $1.1 million as compared to net cash used in financing activities of approximately $1.5 million same period in 1997. The net cash provided by financing activities in the first quarter of 1998 was primarily attributable to proceeds from the exercise of stock options, offset by the repayment of long-term debt. The net cash used in financing activities in the first quarter of 1997 was primarily attributable to the repayment of long-term debt and capital lease obligations and an increase in deferred refinancing costs, offset by borrowing under the Company's revolving line of credit.

                                            PART II - OTHER INFORMATION


Item 1:         Legal Proceedings.

                See note 4 for a description of the settlement of the dispute with Cupid.

Item 6:         Exhibits and Reports on Form 8-K.

(a)             Exhibits:

                Exhibit 27.00 - Financial Data Schedule.

(b)             Reports on Form 8-K.

                The Company filed a Form 8-K on February 4, 1998 reporting the Proposed Transaction with PEI under Item 5.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

                                             SPICE ENTERTAINMENT COMPANIES, INC.


Dated:  May 15, 1998

                                             By:/s/ Harlyn C. Enholm
                                                -------------------------------
                                                Harlyn C. Enholm
                                                Executive Vice President &
                                                Chief Financial Officer