Form 10-Q
period 1998-06-30
SPICE ENTERTAIMENT COMPANIES INC
filed 1998-08-14
CIK 839431

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 1998

OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR
         15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________________________________

Commission file number                    0-21150
_____________________________________________________________________________

                       Spice Entertainment Companies, Inc.
_____________________________________________________________________________
             (Exact name of registrant as specified in its charter)

Delaware                                                   11-2917462
_____________________________________________________________________________
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

                        536 Broadway, New York, NY 10012
_____________________________________________________________________________
                    (Address of principal executive offices)

                                 (212) 941-1434
_____________________________________________________________________________
              (Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

Yes   [ X ]        No   [  ]

Number of shares outstanding of Registrant's Common Stock as of July 31, 1998 was 11,715,024.

                                     PART I

ITEM 1:  FINANCIAL STATEMENTS
SPICE ENTERTAINMENT COMPANIES, INC. and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS


                                                                                                    June 30,          December 31,
                                                                                                     1998                 1997
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                  (Unaudited)
                                ASSETS:
Current assets:

  Cash and cash equivalents ............................................................         $  1,700,000          $  2,810,000
  Accounts receivable, less allowance for doubtful accounts ............................            4,719,000             4,336,000
  Prepaid expenses and other current assets ............................................            2,238,000             1,122,000
  Due from related parties and officers ................................................              397,000               365,000
                                                                                                 ------------          ------------
                    Total current assets ...............................................            9,054,000             8,633,000
Property and equipment .................................................................            6,006,000             6,602,000
Library of movies ......................................................................            4,944,000             4,580,000
Cost in excess of net assets acquired, net of accumulated  amortization ................            9,922,000            10,246,000
Deferred refinancing costs .............................................................              257,000               380,000
Other assets ...........................................................................              816,000               697,000
                                                                                                 ------------          ------------
                     Total assets ......................................................         $ 30,999,000          $ 31,138,000
                                                                                                 ============          ============
                  LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
  Current portion of obligations under capital leases ..................................         $    980,000          $    855,000
  Current portion of long-term debt ....................................................           11,651,000             2,998,000
  Accounts payable .....................................................................            2,241,000             1,928,000
  Accrued expenses and other current liabilities .......................................            2,142,000             3,572,000
  Current portion of accrued restructuring costs .......................................              364,000               700,000
  Deferred subscription revenue ........................................................              802,000               604,000
                                                                                                 ------------          ------------
                    Total current liabilities ..........................................           18,180,000            10,657,000
Obligations under capital leases .......................................................              243,000               780,000
Long-term debt .........................................................................                 --              10,452,000
Deferred compensation ..................................................................              314,000               293,000
                                                                                                 ------------          ------------
                    Total liabilities ..................................................           18,737,000            22,182,000
                                                                                                 ------------          ------------
Commitments and contingencies
Stockholders' equity
  Preferred stock, $.01 par value; authorized 10,000,000 shares;
    24,250 issued and outstanding at June 30, 1998 (Liquidation
    preference of $2,722,000) ..........................................................                 --                    --
  Common stock, $.01 par value; authorized 25,000,000 shares;
    11,675,754 and 10,659,198 shares issued and outstanding at
    June 30, 1998 and December 31, 1997 ................................................              117,000               107,000
  Additional paid-in capital ...........................................................           28,819,000            25,362,000
  Unearned compensation ................................................................             (325,000)             (414,000)
  Accumulated deficit ..................................................................          (17,364,000)          (17,088,000)
  Cumulative translation adjustment ....................................................            1,015,000               989,000
                                                                                                 ------------          ------------
                    Total stockholders' equity .........................................           12,262,000             8,956,000
                                                                                                 ------------          ------------
                    Total liabilities and stockholders' equity .........................         $ 30,999,000          $ 31,138,000
                                                                                                 ============          ============

The accompanying notes are an integral part of these consolidated financial statements.

SPICE ENTERTAINMENT COMPANIES, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENT of OPERATIONS
(Unaudited)

                                                                        THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                              JUNE 30,                           JUNE 30,
-----------------------------------------------------------------------------------------------------------------------------------
                                                                       1998               1997          1998                1997
                                                                    ------------     ------------     ------------     ------------

Revenues: ......................................................    $  7,455,000     $  8,814,000     $ 15,088,000     $ 17,575,000
                                                                    ------------     ------------     ------------     ------------

Operating expenses:
    Salaries, wages and benefits ...............................       2,078,000        2,008,000        4,121,000        3,951,000
    Producer royalties and library amortization ................         556,000          428,000        1,030,000        1,549,000
    Satellite costs ............................................       2,199,000        1,897,000        4,392,000        2,371,000
    Selling, general and administrative expenses ...............       1,613,000        2,537,000        3,265,000        5,496,000
    Depreciation of fixed assets and amortization of goodwill...         640,000          634,000        1,273,000        2,284,000
                                                                    ------------     ------------     ------------     ------------
Total operating expenses .......................................       7,086,000        7,504,000       14,081,000       15,651,000
                                                                    ------------     ------------     ------------     ------------

           Total income from operations ........................         369,000        1,310,000        1,007,000        1,924,000

Interest expense ...............................................         565,000          640,000        1,178,000        2,156,000
Minority interest...............................................            --           (242,000)            --           (680,000)
Gain from transponder lease amendment...........................            --               --               --         (2,348,000)
                                                                    ------------     ------------     ------------     ------------
           Income (loss) before provision for income
            taxes and extraordinary gain .......................        (196,000)         912,000         (171,000)       2,796,000

Provision for income taxes .....................................            --             85,000             --            252,000
                                                                    ------------     ------------     ------------     ------------

           Net income (loss) before extraordinary gain .........        (196,000)         827,000         (171,000)       2,544,000

Extraordinary gain on debt restructuring........................            --               --               --            143,000
                                                                    ------------     ------------     ------------     ------------
           Net income (loss) ...................................        (196,000)         827,000         (171,000)       2,687,000

Dividends on preferred stock ...................................          55,000           59,000          105,000          108,000

                                                                    ------------     ------------     ------------     ------------
           Net income (loss) attributable to common stock ......    $   (251,000)    $    768,000     $   (276,000)    $  2,579,000
                                                                    ============     ============     ============     ============

Income (Loss) per share,
  Basic
      Before extraordinary item ................................    $      (0.02)    $       0.07     $      (0.02)    $       0.22
      Extraordinary item........................................            --               --               --               0.01
                                                                    ------------     ------------     ------------     ------------
Income (Loss) per common share .................................    $      (0.02)    $       0.07     $      (0.02)    $       0.23
                                                                    ============     ============     ============     ============

  Diluted
      Before extraordinary item ................................    $      (0.02)    $       0.06     $      (0.02)    $       0.20
      Extraordinary item........................................            --               --               --               0.01
                                                                    ------------     ------------     ------------     ------------
Income (Loss) per common share .................................    $      (0.02)    $       0.06     $      (0.02)    $       0.21
                                                                    ============     ============     ============     ============

Weighted average number of shares outstanding:
  Basic ........................................................      11,656,000       11,332,000       11,416,000       11,336,000
                                                                    ============     ============     ============     ============

  Diluted ......................................................      11,656,000       12,954,000       11,416,000       12,614,000
                                                                    ============     ============     ============     ============

                       The accompanying notes are an integral part of these consolidated financial statements.

SPICE ENTERTAINMENT COMPANIES, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENT of STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 1998
(Unaudited)

-----------------------------------------------------------------------------------------------------------------------------------






                                                          Additional                                  Cumulative
                                    Common     Preferred   Paid-in     Unearned      Accumulated     Translation
                                     Stock       Stock     Capital    Compensation     Deficit        Adjustment         Total
                                 -----------   ---------  ----------- -------------  -------------  --------------   -------------

Balance at January 1, 1998          $107,000   $ --       $25,362,000    $(414,000)  $(17,088,000)       $989,000      $8,956,000


Issuance of common stock              10,000                3,457,000                                                   3,467,000


Pro rata share of restricted
  stock grant to an
  executive officer                                                         89,000                                         89,000


Net income                                                                               (171,000)                       (171,000)


Dividend                                                                                 (105,000)                       (105,000)


Foreign currency
  translation adjustment                                                                                   26,000          26,000
                                 -----------   ---------  ----------- -------------  -------------  --------------   -------------
Balance at June 30, 1998            $117,000   $ --       $28,819,000   $(325,000)   $(17,364,000)     $1,015,000     $12,262,000
                                 ===========   =========  =========== =============  =============  ==============   =============

                    The accompanying notes are an integral part of these consolidated financial statements.

SPICE ENTERTAINMENT COMPANIES, INC., and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                                         SIX MONTHS ENDED
                                                                                                              JUNE 30,
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                       1998                 1997
                                                                                                   -----------          -----------
Cash flows from operating activities:
    Net (loss) income ....................................................................         $  (171,000)         $ 2,687,000
                                                                                                   -----------          -----------
Adjustments to reconcile net (loss) income to net cash
(used in) provided by operating activities:
    Depreciation and amortization of fixed assets ........................................             949,000            1,960,000
    Gain on transponder lease amendment ..................................................                --             (2,348,000)
    Extraordinary gain on debt restructuring .............................................                --               (143,000)
    Amortization of deferred refinancing costs ...........................................             123,000               62,000
    Amortization of goodwill and other intangibles .......................................             324,000              324,000
    Amortization of library of movies ....................................................           1,030,000            1,139,000
    Provision for bad debts ..............................................................            (129,000)             690,000
    Compensation satisfied through the issuance of common stock ..........................              89,000                2,000
    Consulting expense satisfied through the issuance of warrants ........................                --                205,000
    Deferred compensation expense ........................................................              21,000               12,000
    Minority interest ....................................................................                --               (680,000)
    Changes in assets and liabilities:
         Increase in accounts receivable .................................................            (254,000)            (778,000)
         Increase in prepaid expenses and other current assets ...........................          (1,116,000)              (8,000)
         (Increase) decrease in other assets .............................................            (120,000)              26,000
         Decrease in royalties payable ...................................................                --             (1,685,000)
         (Decrease) increase in accounts payable and accrued expenses ....................          (1,195,000)           1,458,000
         Decrease in accrued restructuring costs .........................................            (336,000)            (420,000)
         Increase (decrease) in deferred subscription revenue ............................             198,000             (319,000)
                                                                                                   -----------          -----------
                   Total adjustments .....................................................            (416,000)            (503,000)
                                                                                                   -----------          -----------
                   Net cash (used in) provided by operating activities....................            (587,000)           2,184,000
                                                                                                   -----------          -----------
Cash flows from investment activities:
         Purchase of property and equipment ..............................................            (353,000)            (429,000)
         Purchase of rights to libraries of movies .......................................          (1,394,000)          (1,387,000)
                                                                                                   -----------          -----------
                   Net cash used in investing activities .................................          (1,747,000)          (1,816,000)
                                                                                                   -----------          -----------
Cash flows from financing activities:
         Proceeds from issuance of common stock and detachable warrants ..................           3,467,000                8,000
         Proceeds from capital contributed to CVSP by a third party ......................                --                780,000
         Proceeds from issuance of long-term debt ........................................                --              1,015,000
         Increase in loans receivable from related parties ...............................             (32,000)             (60,000)
         Repayment of long-term debt and  capital leases obligations .....................          (2,211,000)          (2,237,000)
         Deferred refinancing costs ......................................................                --               (572,000)
                                                                                                   -----------          -----------
                   Net cash provided by (used in) financing activities ...................           1,224,000           (1,066,000)
                                                                                                   -----------          -----------
                   Net decrease in cash and cash equivalents .............................          (1,110,000)            (698,000)
Cash and cash equivalents, beginning of the period .......................................           2,810,000            2,663,000
                                                                                                   -----------          -----------
                   Cash and cash equivalents, end of the period ..........................         $ 1,700,000          $ 1,965,000
                                                                                                   ===========          ===========


                 The accompanying notes are an integral part of these consolidated financial statements.

SPICE ENTERTAINMENT COMPANIES, and SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 1998 (unaudited)
------------------------------------------------------------------------------

1. In the opinion of Spice Entertainment Companies, Inc., its wholly-owned subsidiaries and a majority-owned partnership (the "Company"), the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1998, and the results of operations and cash flows for the six and three months ended June 30, 1998 and 1997.

2. The results of operations for the six and three months ended June 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

3. The accompanying financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

4. Capital Distribution, Inc., d/b/a Cupid Network Television ("Cupid") provided audiotext services (telephone chat lines) promoted on the Spice network under a Telephone Services Agreement dated October 20, 1995. Cupid subcontracted the operation of the chat lines to Amtec Audiotext Inc. ("Amtec"). In the first quarter of 1998, Cupid defaulted in the payment of service fees under the Telephone Services Agreement. Pursuant to a Termination Agreement dated May 11, 1998 among Cupid, Amtec and the Company, the parties agreed to the termination of the Telephone Services Agreement effective March 20, 1998. Cupid agreed to pay the Company approximately $340,000, $50,000 payable upon execution and the balance payable pursuant to a Promissory Note that provides for six equal monthly payments. Amtec guaranteed Cupid's obligation under the note. American Telnet replaced Cupid and now provides the audiotext services promoted on the Spice network.

5. On May 29, 1998, the Company and Playboy Enterprises, Inc ("PEI"). entered into an Agreement and Plan of Merger ("the Merger") whereby PEI will acquire all the outstanding shares of the Company's Common Stock for cash and Playboy stock. Under the terms of the Merger Agreement, for each share of the Company's Common Stock, Company stockholders will receive from PEI:

           --  $3.60 in cash; and
           -- 0.1371 shares of Playboy Class B Stock, subject to a collar designed to provide a minimum value of $2.20 or a maximum value of $2.88 per share of Common Stock.

     The Merger Agreement and related agreements provide that Spice will transfer to a newly-formed subsidiary, Directrix, Inc. ("Directrix"), certain assets including the Company's digital operations center for video and Internet broadcasts, certain rights to a library of adult films, and the Company's option to acquire the outstanding stock or assets of Emerald Media, Inc. The Merger Agreement also provides that the Company will distribute to its shareholders as part of the Merger consideration, units comprised of one share of Directrix common stock and a warrant to purchase an additional share of Directrix common stock on the basis of 0.125 of one unit for each share of the Company's common stock.

     On July 29, 1998, PEI and the Company filed with the Securities
Exchange Commission ("SEC") preliminary proxy materials on Form S-4 in connection with PEI's proposed acquisition of Spice. A Registration Statement on Form SB-2 for the Directrix units, stock and warrants was submitted to the SEC along with the preliminary proxy materials.

     The Company anticipates that the closing of the Merger will occur in the fourth quarter of 1998.

6. On January 15, 1997, the Company obtained a $10.5 million term loan and a $3.5 million revolving credit loan (collectively, the "Credit Facility") from Darla L.L.C. ("Darla") pursuant to the terms of an Amended and Restated Loan and Security Agreement (as amended, the "Loan Agreement"). The Credit Facility matures on June 15, 1999.

     The Merger Agreement provides that the Credit Facility will be repaid on the closing of the Merger, which is anticipated to occur in the fourth quarter of 1998. As a result, the Credit Facility was classified as current at June 30, 1998. Under the terms of the Loan Agreement, if the Credit Facility is repaid prior to January 15, 1999, Darla will forgive three percentage points of the interest on the Credit Facility which the company had accrued and added to the term loan. At June 30, 1998, the term loan balance of $11,188,000 included accrued interest totaling $538,000 which will be forgiven if the Credit Facility is repaid prior to January 15, 1999.

     The Loan Agreement contains various financial covenants including minimum levels of revenues and adjusted EBITDA for each quarter during the term of the Credit Facility. The Company did not meet the revenue covenant for the three months ended June 30, 1998, Darla has agreed to waive the covenant violation.

7. In 1998 the Company adopted Statement of Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires that all items defined as comprehensive income be shown as a component of comprehensive income or loss. In the Company's annual financial statements, comprehensive income will be required to be presented either in a separate financial statement or as part of either the statement of operations or stockholders equity. For interim financial statements, the Company is permitted to disclose the information in the footnotes to the financial statements. The disclosures are required for comparative purposes. For the six and three months ended June 30, 1998 and 1997, the only comprehensive income item the Company has is a foreign currency translation adjustment.

     The following table reconciles net income to comprehensive income for the periods ended June 30:


                                                                  Three Months                         Six Months
                                                      ------------------------------      ---------------------------------
                                                          1998               1997              1998                1997
                                                      ------------       -----------      -------------        ------------

Net income                                            $ (196,000)        $   827,000      $  (171,000)         $ 2,687,000

Other comprehensive income:
     Foreign currency translation adjustment             (50,000)            305,000           26,000             (162,000)
                                                       -----------       -----------      -------------        ------------

Comprehensive income                                    (246,000)          1,132,000         (145,000)           2,849,000

Dividends on preferred stock                              55,000              59,000          105,000              108,000
                                                      ------------       -----------      -------------        ------------
Comprehensive income attributable to common
     stock                                            $ (301,000)        $ 1,073,000      $  (250,000)         $ 2,741,000
                                                      ============       ===========      =============        ============

SPICE ENTERTAINMENT COMPANIES, and SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 1998 (unaudited) CONTINUED
-------------------------------------------------------------------------------

8. The following tables represent the required disclosure of the numerator and denominator of the basic and diluted earnings per share computations.

                                                            For the Six Months Ended June 30,
                                    -----------------------------------------------------------------------------------------
                                                        1998                                        1997
                                    -------------------------------------------  --------------------------------------------
                                       Income          Shares       Per-Share       Income          Shares       Per-Share
                                     (Numerator)   (Denominator)     Amount       (Numerator)   (Denominator)      Amount
                                    -------------- --------------- ------------  -------------- --------------- -------------
Income before extraordinary gain     $(171,000)                                    $2,544,000

Less: Preferred stock dividends       (105,000)                                      (108,000)
                                    --------------                               --------------
Basic EPS

Income before extraordinary gain
attributable to common stockholders   (276,000)       11,416,000    $(0.02)         2,436,000     11,336,000            $0.22
                                                                   ============                                 =============

Effect of Dilutive Securities

Securities assumed converted

Options                                   -              -                             -             963,000

Warrants                                  -              -                             -             600,000

Preferred stock                           -              -                            108,000      1,089,000

Less securities assumed repurchased       -              -                             -          (1,374,000)
                                    -------------- ---------------               -------------- ---------------
Diluted EPS

Income before extraordinary gain
attributable to common shareholders
and assumes conversion              $ (276,000)       11,416,000    $(0.02)        $2,544,000     12,624,000            $0.20
                                    ============== =============== ============  ============== =============== =============

                                                        For the Three Months Ended June 30,
                                    -----------------------------------------------------------------------------------------
                                                        1998                                        1997
                                    -------------------------------------------  --------------------------------------------

                                       Income          Shares       Per-Share       Income          Shares       Per-Share
                                     (Numerator)   (Denominator)     Amount       (Numerator)   (Denominator)      Amount
                                    -------------- --------------- ------------  -------------- --------------- -------------
Income before extraordinary gain       $(196,000)                                     $827,000

Less: Preferred Stock dividends          (55,000)                                      (59,000)
                                    --------------                               --------------

Basic EPS

Income before extraordinary gain
attributable to common stockholders     (251,000)    11,656,000      $(0.02)           768,000     11,332,000          $0.07
                                                                   ============                                 =============

Effect of Dilutive Securities

Securities Assumed Converted:

Options                                   -              -                             -              962,000

Warrants                                  -              -                             -              600,000

Preferred Stock                           -              -                              59,000      1,251,000

Less securities assumed repurchased       -              -                             -           (1,191,000)
                                    -------------- ---------------               -------------- ---------------

Diluted EPS

Income before extraordinary gain
attributable to common shareholders
and assumes conversions                $(251,000)      11,656,000    $(0.02)          $827,000      12,954,000         $0.06
                                    ============== =============== ============  ============== =============== =============

ITEM 2:  MANAGEMENT DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS of OPERATIONS
SPICE ENTERTAINMENT COMPANIES, INC. and SUBSIDIARIES
------------------------------------------------------------------------------
Results of Operations

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

      For the six and three months ended June 30, 1998, the Company reported a net loss of $171,000 and $196,000, respectively, as compared to net income of $2,687,000 and $827,000 for the same periods in 1997. The losses for the six and three months ended June 30, 1998 were primarily attributable to losses from the Company's European wholly owned subsidiary, The Home Video Channel ("HVC"), offset by income generated from the Company's domestic operations. The net income of $2,687,000 for the six months ended June 30, 1997 was primarily attributable to the gain on the amendment of the Company's transponder services agreement totaling $2.3 million, as well as income generated from the Company's domestic operations and HVC. Offsetting these income sources for the six months ended June 30, 1997 were losses from the Cable Video Store ("CVS") Network and the operations of Danish Satellite Televisions A/S ("DSTV"). Distribution of the CVS Network was terminated in June, 1997. The Company sold a majority interest in DSTV in July, 1997, eliminating all future funding requirements.

      The net income of $827,000, for the three months ended June 30, 1997, was primarily attributable to income generated from the Company's domestic operations and HVC offset by losses from DSTV.

Revenues

      Total revenues for the six and three months ended June 30, 1998 decreased by $2,487,000 and $1,359,000, respectively, as compared to the same periods in 1997. The decrease in revenues for both periods was primarily attributable to the elimination of unprofitable businesses through the termination of distribution the CVS Network and the sale of a majority interest in DSTV. Also contributing to the decrease in revenue were declines in revenues from some of the Spice Networks and revenue relating to audiotext services.

      As of June 30, 1998, the Spice Networks were available in approximately
21.5 million cable and DBS addressable households, representing a 2% increase from June 30, 1997. The decline in revenue from some of the Spice Networks was attributable to a decrease in license fees, the effect of the implementation of
Section 505 of the Telecommunications Act of 1996 and the loss of a major customer. The Telecommunications Act of 1996 resulted in a decline in buy rates for cable systems not in compliance with Section 505. The reduction in license fees and the loss of a major customer was a result of continued competition in the Company's market segment. Also contributing to the decline in license fees was the ongoing concentration in the ownership of cable systems by multiple system operators ("MSO's"). Eight MSO's and DirecTV, a direct broadcast satellite ("DBS") provider, accounted for over 75% of the Company's domestic network revenue.

Salaries, Wages and Benefits

      Salaries, wages and benefits for six and three months ended June 30, 1998 were comparable to the corresponding periods in 1997.

Producer Royalties and Film Cost Amortization

      Producer royalties and film cost amortization for the six and three months ended June 30, 1998 decreased by $519,000 and $128,000, respectively, as compared to the same periods in 1997. The decline was primarily attributable to the wind-down and suspension of the CVS Network in June of 1997.

ITEM 2:  MANAGEMENT DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS of OPERATIONS
SPICE ENTERTAINMENT COMPANIES, INC. and SUBSIDIARIES CONTINUED
------------------------------------------------------------------------------
Satellite, Playback and Uplink Expenses

      Satellite, playback and uplink expenses for the six and three months ended June 30, 1998 increased by $2,021,000 and $302,000, respectively, as compared to the same periods in 1997. The Company utilized satellite transponder services pursuant to a Transponder Services Agreement ("the Transponder Agreement") dated February 7, 1995 between Spice and AT&T Corp. ("AT&T"). On March 31, 1997 Spice and Loral SpaceCom Corporation d/b/a Loral Skynet ("Loral"), as successor to AT&T, amended the Transponder Agreement by changing the expiration date to October 31, 2004, reducing the term by approximately four years. As a result of this amendment, the Transponder Agreement was reclassified for accounting purposes ("the Reclassification") as an operating lease rather than a capital lease commencing on March 31, 1997. The increase in satellite, playback and uplink expenses for the six months ended June 30, 1998 was primarily attributable to the Reclassification. For the three months ended March 31, 1997, transponder payments totaling $1,598,000 were classified as debt payments as compared to satellite expenses in subsequent periods.

Selling, General and Administrative Expenses

      Selling, general and administrative expenses for the six and three months ended June 30, 1998 decreased by $2,231,000 and $924,000, respectively, as compared to the same periods in 1997. The decrease was primarily attributable to the suspension of the CVS Network, the sale of a majority interest in DSTV, and a decrease in corporate expenses. The decrease in corporate expenses was primarily attributable to a decline in professional and consulting fees, a majority of which were associated, during the first quarter of 1997, with the spin off a wholly-owned subsidiaries. and the debt restructuring.

Depreciation of Fixed Assets and Amortization of Goodwill

      Depreciation of fixed assets and amortization of goodwill decreased by $1,011,000 for six months ended June 30, 1998, as compared to the same period in 1997. The decline in depreciation expense was primarily attributable to the Reclassification. Depreciation of fixed assets and amortization of goodwill for the three months ended June 30, 1998 were comparable to the corresponding period in 1997.

Interest Expense

      Interest expense decreased by $978,000 for six months ended June 30, 1998 as compared to the same period in 1997. The decline in interest expense was primarily attributable to the Reclassification. Interest expense for the three months ended June 30, 1998 was comparable to the corresponding period in 1997.

Liquidity and Capital Resources

      At June 30, 1998, the Company had cash and cash equivalents of $1.7 million and a working capital deficit of $9.1 million. The working capital deficit was primarily attributable to the classification of the entire Darla term loan as current. The Merger Agreement provides for the repayment of the Credit Facility on the closing of the Merger. In the six months ended June 30, 1998, the Company received $3.5 million of proceeds from exercise of stock options, of which $1.8 million was used to pay off the revolving line of credit. At June 30, 1998, Credit Facility consisted of a term loan of $11.2 million; the revolving line of credit had no outstanding balance. There was $1.7 million available under the revolving line of credit for future borrowings.

      The Loan Agreement contains various financial covenants including minimum levels of revenues and adjusted EBITDA for each quarter during the term of the Credit Facility. The Company did not meet the revenue covenant for the three months ended June 30, 1998, Darla has agreed to waive the covenant violation.

      For the six months ended June 30, 1998, the Company reported a decline of cash of $1.1 million, resulting from cash used in investing and operating activities of $1.7 million and $0.6 million, respectively, offset by cash provided by financing activities of $1.2 million. The cash used in investing activities was primarily attributable to the Company's continued investment in its library of movies. The cash used in operating activities was attributable to net changes in assets and liabilities, primarily caused by a significant reduction in accounts payable and accrued expenses, which more than offset the Company's income from operations adjusted for non-cash expenses, primarily depreciation and amortization of property and equipment and library of movies. The cash generated from financing activities was attributable to proceeds from the exercise of stock options of $3.5 million which was used for the repayment of the revolving line of credit under the Credit Facility and payments under capital lease obligations.

                           PART II - OTHER INFORMATION


Item 1:         Legal Proceedings.

                See Note 4 for a description of the settlement of the dispute with Cupid.

Item 6:         Exhibits and Reports on Form 8-K.

(a)             Exhibits.

                Exhibit 27.00 - Financial Data Schedule.

(b)             Reports on Form 8-K.

                On June 11, 1998, the Company filed a Current Report on Form 8-K reporting the May 29, 1998 execution of the Merger Agreement under Item 5.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

                                         SPICE ENTERTAINMENT COMPANIES, INC.


Dated:  August 14, 1998

                                         By:      /s/ Harlyn C. Enholm
                                                  ----------------------------
                                                  Harlyn C. Enholm
                                                  Executive Vice President and
                                                  Chief Financial Officer