Form 10-Q
period 1998-09-30
SPICE ENTERTAIMENT COMPANIES INC
filed 1998-11-17
CIK 839431

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 1998

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


Yes           X            No

Number of shares outstanding of Registrant's Common Stock as of October 31, 1998 was 12,243,395.

                                     PART I

ITEM I:  FINANCIAL STATEMENTS
SPICE ENTERTAINMENT COMPANIES, INC. and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS




                                                                                                   September 30,       December 31,
                                                                                                       1998               1997
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                    (Unaudited)
                              ASSETS:
Current assets:
     Cash and cash equivalents .............................................................       $  1,646,000        $  2,810,000
     Accounts receivable, less allowance for doubtful accounts .............................          5,315,000           4,336,000
     Prepaid expenses and other current assets ..................................................     2,557,000           1,122,000
     Due from related parties and officers .................................................            409,000             365,000
                                                                                                   ------------       -------------
                    Total current assets ...................................................          9,927,000           8,633,000
Property and equipment .....................................................................          5,660,000           6,602,000
Library of movies ..........................................................................          5,102,000           4,580,000
Cost in excess of net assets acquired, net of accumulated amortization......................          9,760,000          10,246,000
Deferred refinancing costs .................................................................            190,000             380,000
Other assets ...............................................................................            835,000             697,000
                                                                                                   ------------        ------------

                    Total assets ...........................................................       $ 31,474,000        $ 31,138,000
                                                                                                   ============        ============
               LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
    Current portion of obligations under capital leases ....................................       $    895,000        $    855,000
    Current portion of long-term debt ......................................................         11,245,000           2,998,000
    Accounts payable .......................................................................          2,468,000           1,928,000
    Accrued expenses and other current liabilities .........................................          2,248,000           3,572,000
    Current portion of accrued restructuring costs .........................................            176,000             700,000
    Deferred subscription revenue ..........................................................            748,000             604,000
                                                                                                   ------------        ------------
                    Total current liabilities ..............................................         17,780,000          10,657,000
Obligations under capital leases                                                                        141,000             780,000
Long-term debt                                                                                             --            10,452,000
Deferred compensation ......................................................................            324,000             293,000
                                                                                                   ------------        ------------
                    Total liabilities ......................................................         18,245,000          22,182,000
                                                                                                   ------------        ------------
Commitments and contingencies
Stockholders' equity
    Preferred stock, $.01 par value; authorized 10,000,000 shares; 24,250 issued
      and outstanding at December 31, 1997 with a liquidation preference of $2,617,000                     --                 --
    Common stock, $.01 par value; authorized 25,000,000 shares; 12,243,395 and
      10,659,198 shares issued and outstanding at September 30, 1998 and December 31, 1997..            122,000             107,000
    Additional paid-in capital..............................................................         29,273,000          25,362,000
    Unearned compensation ..................................................................           (280,000)           (414,000)
    Accumulated deficit ....................................................................        (16,895,000)        (17,088,000)
    Cumulative translation adjustment ......................................................          1,009,000             989,000
                                                                                                   ------------        ------------
                    Total stockholders' equity .............................................         13,229,000           8,956,000
                                                                                                   ------------        ------------
                    Total liabilities and stockholders' equity .............................       $ 31,474,000        $ 31,138,000
                                                                                                   ============        ============

                    The accompanying notes are an integral part of these consolidated financial statements.


SPICE ENTERTAINMENT COMPANIES, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS of OPERATIONS
(Unaudited)


                                                                  THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                         SEPTEMBER 30,
---------------------------------------------------------------------------------------------------------------------------------
                                                                 1998              1997               1998              1997
                                                         ------------------   -------------    -----------------   --------------
Revenues:                                                   $   8,174,000     $ 8,364,000      $    23,262,000      $25,939,000
                                                         ------------------   -------------    -----------------   --------------
Operating expenses:
    Salaries, wages and benefits                                1,682,000       1,771,000            5,803,000        5,722,000
    Producer royalties and library amortization                   584,000         613,000            1,614,000        2,162,000
    Satellite costs                                             2,482,000       2,182,000            6,874,000        4,553,000
    Selling, general and administrative expenses                1,733,000       3,003,000            4,998,000        8,499,000
    Depreciation of fixed assets and amortization
     of goodwill                                                  643,000         590,000            1,917,000        2,874,000
                                                         ------------------   -------------    -----------------   --------------
Total operating expenses                                        7,124,000       8,159,000           21,206,000       23,810,000
                                                         ------------------   -------------    -----------------   --------------

           Total income from operations                         1,050,000         205,000            2,056,000        2,129,000

Interest expense                                                  550,000         635,000            1,728,000        2,791,000
Minority interest                                                    -               -                    -            (680,000)
Gain from transponder lease amendment                                -               -                    -          (2,348,000)
Gain on disposition of DSTV                                          -           (352,000)                -            (352,000)
Gain on Nethold settlement                                           -           (740,000)                -            (740,000)
Gain on dispositon of AGN                                            -         (1,316,000)                -          (1,316,000)
                                                         ------------------   -------------    -----------------   --------------

           Income before provision for income taxes
             and extraordinary gain                               500,000       1,978,000              328,000        4,774,000

Provision for income taxes                                           -            135,000                 -             387,000
                                                         ------------------   -------------    -----------------   --------------

           Net income before extraordinary gain                   500,000       1,843,000              328,000        4,387,000

Extraordinary gain on debt restructuring                             -               -                    -             143,000
                                                         ------------------   -------------    -----------------   --------------

           Net income                                             500,000       1,843,000              328,000        4,530,000

Dividends on preferred stock                                       30,000          32,000              135,000          140,000
                                                        -------------------   -------------    -----------------  ---------------
           Net income attributable to common stock      $         470,000    $  1,811,000     $        193,000   $    4,390,000
                                                        ===================   =============    =================  ===============

Income per share,
  Basic
      Before extraordinary item                         $            0.04    $       0.17     $           0.02    $        0.40
      Extraordinary item                                             -               -                    -                0.01
                                                        -------------------   -------------    -----------------   --------------
Income per common share                                 $            0.04    $       0.17     $           0.02    $        0.41
                                                        ===================   =============    =================   ==============

  Diluted
      Before extraordinary item                         $            0.04    $       0.15     $           0.02    $        0.36
      Extraordinary item
                                                                     -               -                    -                0.01
                                                        -------------------   -------------    -----------------   --------------
Income per common share                                 $            0.04    $       0.15     $           0.02    $        0.37
                                                        ===================   =============    =================   ==============

Weighted average number of shares outstanding:
  Basic                                                        11,949,000      10,622,000           11,596,000       10,711,000
                                                        ===================   =============    =================   ==============

  Diluted                                                      14,124,000      12,240,000           13,782,000       12,091,000
                                                        ===================   =============    =================   ==============




                    The accompanying notes are an integral part of these consolidated financial statements.

SPICE ENTERTAINMENT COMPANIES, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENT of STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
(Unaudited)




                                                          Additional                                   Cumulative
                                  Common     Preferred     Paid-in        Unearned      Accumulated    Translation
                                   Stock       Stock       Capital      Compensation     Deficit       Adjustment       Total
                                 ----------  ----------  ------------  -------------- -------------- ------------ --------------
Balance at January 1, 1998        $107,000   $    -      $25,362,000      ($414,000)  ($17,088,000)     $989,000     $8,956,000

Issuance of common stock            10,000                 3,590,000                                                  3,600,000

Conversion of preferred stock        5,000                   321,000                                                    326,000

Pro rata share of restricted
  stock grant to an
  executive officer                                                         134,000                                     134,000

Net income                                                                                 328,000                      328,000

Dividend                                                                                  (135,000)                    (135,000)

Foreign currency
  translation adjustment                                                                                  20,000         20,000
                                 ----------  ----------  ------------  -------------- -------------- ------------ --------------
Balance at September 30, 1998     $122,000   $    -      $29,273,000      ($280,000)  ($16,895,000)   $1,009,000    $13,229,000
                                 ==========  ==========  ============  ============== ============== ============ ==============



                        The accompanying notes are an integral part of these consolidated financial statements.



SPICE ENTERTAINMENT COMPANIES, INC., and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                                     NINE MONTHS ENDED
                                                                                                       SEPTEMBER 30,
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                  1998                 1997
Cash flows from operating activities:                                                            ------               ------
     Net income ..........................................................................   $   328,000          $ 4,530,000
                                                                                             -----------          -----------
Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization of fixed assets ........................................     1,431,000            2,388,000
    Gain on transponder lease amendment ..................................................          --             (2,348,000)
    Extraordinary gain on debt restructuring .............................................          --               (143,000)
    Gain on sale of DSTV .................................................................          --               (352,000)
    DSTV cash balance on date of disposal of majority interest ...........................          --               (227,000)
    Amortization of deferred refinancing costs ...........................................       190,000              164,000
    Amortization of goodwill and other intangibles .......................................       486,000              486,000
    Amortization of library of movies ....................................................     1,614,000            1,753,000
    Provision for bad debts ..............................................................       (87,000)             772,000
    Compensation satisfied through the issuance of common stock ..........................       134,000              160,000
    Cancellation of restricted stock granted to an executive officer .....................          --               (113,000)
    Consulting expense satisfied through the issuance of warrants ........................          --                580,000
    Deferred compensation expense ........................................................        31,000               18,000
    Minority interest ....................................................................          --               (680,000)
    Changes in assets and liabilities:
         Increase in accounts receivable .................................................      (892,000)            (843,000)
         Increase in prepaid expenses and other current assets ...........................    (1,435,000)             (73,000)
         (Increase) decrease in other assets .............................................      (139,000)              38,000
         Decrease in royalties payable ...................................................          --             (1,826,000)
         (Decrease) increase in accounts payable and accrued expenses ....................      (572,000)             611,000
         Decrease in accrued restructuring costs .........................................      (524,000)            (603,000)
         Increase (decrease) in deferred subscription revenue ............................       144,000             (651,000)
                                                                                             -----------          -----------
                   Total adjustments .....................................................       381,000             (889,000)
                                                                                             -----------          -----------
                   Net cash provided by operating activities .............................       709,000            3,641,000
                                                                                             -----------          -----------
Cash flows from investment activities:
         Purchase of property and equipment ..............................................      (489,000)            (681,000)
         Purchase of rights to libraries of movies .......................................    (2,136,000)          (1,940,000)
                                                                                             -----------          -----------
                   Net cash used in investing activities .................................    (2,625,000)          (2,621,000)
                                                                                             -----------          -----------
Cash flows from financing activities:
         Proceeds from issuance of common stock and detachable warrants ..................     3,600,000              103,000
         Proceeds from capital contributed to CVSP by a third party ......................          --              1,030,000
         Proceeds from issuance of long-term debt ........................................          --              1,015,000
         Increase in loans receivable from related parties................................       (44,000)             (44,000)
         Repayment of long-term debt and  capital leases obligations .....................    (2,804,000)          (2,484,000)
         Deferred refinancing costs ......................................................          --               (613,000)
                                                                                             -----------          -----------
                  Net cash provided by (used in) financing activities ....................       752,000             (993,000)
                                                                                             -----------          -----------
                  Net (decrease) increase in cash and cash equivalents....................    (1,164,000)              27,000
Cash and cash equivalents, beginning of the period .......................................     2,810,000            2,663,000
                                                                                             -----------          -----------
                  Cash and cash equivalents, end of the period ...........................   $ 1,646,000          $ 2,690,000
                                                                                             ===========          ===========




               The accompanying notes are an integral part of these consolidated financial statements.


SPICE ENTERTAINMENT COMPANIES, and SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 (unaudited)
-----------------------------------------------------------------------------

1. In the opinion of Spice Entertainment Companies, Inc., its wholly-owned subsidiaries and a majority-owned partnership (the "Company"), the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1998, and the results of operations and cash flows for the nine and three months ended September 30, 1998 and 1997.

2. The results of operations for the nine and three months ended September 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

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

4. Capital Distribution, Inc., d/b/a Cupid Network Television ("Cupid") provided audiotext services (telephone chat lines) promoted on the Spice network under a Telephone Services Agreement dated October 20, 1995. Cupid subcontracted the operation of the chat lines to Amtec Audiotext Inc. ("Amtec"). In the first quarter of 1998, Cupid defaulted in the payment of service fees under the Telephone Services Agreement. Pursuant to a Termination Agreement dated May 11, 1998 among Cupid, Amtec and the Company, the parties agreed to the termination of the Telephone Services Agreement effective March 20, 1998. Cupid has paid the Company approximately $0.3 million in settlement of past due amounts. American Telnet replaced Cupid and now provides the audiotext services promoted on the Spice network.

5. On May 29, 1998, the Company and Playboy Enterprises, Inc. ("PEI") entered into an Agreement and Plan of Merger (the "Merger Agreement") whereby PEI will acquire all the outstanding shares of the Company's Common Stock for cash and Playboy stock (the "Merger"). Under the terms of the Merger Agreement, for each share of the Company's Common Stock ("Common Stock"), Company stockholders will receive from PEI:

               $3.60 in cash; and
               0.1371 shares of Playboy Class B Stock, subject to a collar designed to provide a minimum value of $2.20 or a maximum value of $2.88 per share of Common Stock.

     The Merger Agreement and related agreements provide that Spice will transfer to a newly-formed subsidiary, Directrix, Inc. ("Directrix"), certain assets including the Company's digital operations center for video and Internet broadcasts, certain rights to a library of adult films, and the Company's option to acquire the outstanding stock or assets of Emerald Media, Inc. The Merger Agreement also provides that the Company will distribute to its shareholders as part of the Merger consideration, 0.125 shares of Directrix common stock for each share of Common Stock.

     The Company and PEI have agreed to amend the Merger Agreement to extend the date on which either party may terminate the Merger Agreement from December 31, 1998 to March 1, 1999 and to decrease the maximum value of the collar to $2.81 per share of Common Stock, among other changes.

     On July 29, 1998, PEI and the Company filed with the Securities
Exchange Commission ("SEC") preliminary proxy materials on Form S-4 in connection with PEI's proposed acquisition of Spice. On September 29, 1998, the Company filed a Registration Statement on Form SB-2 for the Directrix stock in connection with the Merger.

     The Company anticipates that the closing of the Merger will occur in the first quarter of 1999.

6. On January 15, 1997, the Company refinanced its credit facility from PNC, N.A. ("PNC"), with a $10.5 million term loan and a $3.5 million revolving credit loan (collectively, the "Credit Facility") from Darla L.L.C. ("Darla") pursuant to the terms of an Amended and Restated Loan and Security Agreement (as amended, the "Loan Agreement"). The Credit Facility matures on July 15, 1999.

     The Merger Agreement provides for the repayment of the Credit Facility on the closing of the Merger, which is anticipated to occur in the first quarter of 1999. If the Merger does not occur, the Company will have to obtain replacement financing or alternative sources of capital to satisfy the final principal payment due on July 1, 1999 of approximately $9.0 million. If the Company is unable to obtain replacement financing, Darla could exercise its rights as a secured creditor of substantially all the assets of the Company and seek to foreclose on its lien or otherwise pursue its remedies under the Loan Agreement. Darla's exercise of its remedies under the Loan Agreement would have a material adverse affect on the Company.

     The Credit Facility was classified as current at September 30, 1998.
Under the terms of the Loan Agreement, if the Credit Facility is repaid prior to January 15, 1999, Darla will forgive three percentage points of the interest ("PIK Interest") on the Credit Facility which the Company had accrued and added to the term loan. At September 30, 1998, the term loan balance of $10,771,000 included accrued interest totaling $771,000 which will be forgiven if the Credit Facility is repaid prior to January 15, 1999.

     The Loan Agreement contains various financial covenants including minimum levels of revenues and adjusted EBITDA for each quarter during the term of the Credit Facility. The Company did not meet the revenue and EBITDA covenants for the three months ended September 30, 1998. Darla has agreed to waive the covenant violations for the third quarter 1998 pursuant to a Waiver Agreement dated November 16, 1998. The Waiver Agreement also provides that the Company and Darla will negotiate, in good faith, revised financial covenants for the balance of the term of the loan by December 1, 1998.

     As part of the Darla transaction, the Company issued 24,250 shares of Convertible Preferred Stock Series 1997-A Preferred Stock ("Preferred Stock") to Madeleine, L.L.C., a Darla affiliate. The Preferred Stock has a liquidation value of $100 per share and provides for an 8% coupon, payable quarterly, which the Company elected to pay in additional shares of Preferred Stock. The Preferred Stock was convertible, in certain circumstances at the Company's or Madeleine's election, into shares of Common Stock at a 10% discount from the Common Stock's average closing price for the thirty trading days prior to the conversion date.

     On August 20, 1998, the Company elected to convert the 27,515 outstanding shares of Preferred Stock with a liquidation value of $2,751,500 into 513,905 shares of Common Stock at a conversion rate of $5.3541 per share of Common Stock.

7. In 1998 the Company adopted Statement of Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires that all items defined as comprehensive income be shown as a component of comprehensive income or loss. In the Company's annual financial statements, comprehensive income will be required to be presented either in a separate financial statement or as part of either the statement of operations or stockholders' equity. For interim financial statements, the Company is permitted to disclose the information in the footnotes to the financial statements. The disclosures are required for comparative purposes. For the nine and three months ended September 30, 1998 and 1997, the only comprehensive income item the Company has is a foreign currency translation adjustment.

     The following table reconciles net income to comprehensive income for the periods ended September 30:


     The following table reconciles net income to comprehensive income for the periods ended September 30:

                                                                  Three Months                         Nine Months
                                                      ---------------------------------    ---------------------------------
                                                            1998               1997              1998               1997
                                                      --------------     --------------    --------------     --------------

Net income                                                $ 500,000        $ 1,843,000         $ 328,000      $ 4,530,000

Other comprehensive income:
     Foreign currency translation adjustment                 (6,000)          (379,000)           20,000         (217,000)
                                                      --------------     --------------    --------------     --------------

Comprehensive income                                        494,000          1,464,000           348,000        4,313,000

Dividends on preferred stock                                 30,000             32,000           135,000          140,000
                                                      --------------     --------------    --------------     --------------

Comprehensive income attributable to common
     stock                                                $ 464,000        $ 1,432,000         $ 213,000      $ 4,173,000
                                                      ==============     ==============    ==============     ==============



8. The following tables represent the required disclosure of the numerator and denominator of the basic and diluted earnings per share computations.


                                                              For the Nine Months Ended September 30,
                                    -----------------------------------------------------------------------------------------

                                                        1998                                        1997
                                    -------------------------------------------  --------------------------------------------
                                        Income          Shares       Per-Share       Income          Shares       Per-Share
                                     (Numerator)   (Denominator)     Amount       (Numerator)   (Denominator)      Amount
                                    -------------- --------------- ------------  -------------- --------------- -------------

Income before extraordinary gain      $328,000                                      $4,387,000


Less: Preferred stock dividends       (135,000)                                       (140,000)
                                    --------------                               --------------

Basic EPS

Income before extraordinary gain
attributable to common stockholders    193,000       11,596,000       $0.02          4,247,000     10,711,000           $0.40
                                                                   ============                                 =============

Effect of Dilutive Securities

Securities assumed converted

Options                                   -           3,308,000                          -            956,000

Warrants                                  -           1,047,000                          -            400,000

Preferred stock                        135,000           -                             140,000      1,053,000


Less:  Securities assumed repurchased       -        (2,169,000)                          -        (1,029,000)
                                    -------------- ---------------               -------------- ---------------

Diluted EPS

Income before extraordinary gain
attributable to common stockholders
on a fully diluted basis              $328,000       13,782,000       $0.02         $4,387,000     12,091,000           $0.36
                                    ============== =============== ============  ============== =============== =============




                                                          For the Three Months Ended September 30,
                                    -----------------------------------------------------------------------------------------

                                                        1998                                        1997
                                    -------------------------------------------  --------------------------------------------
                                        Income         Shares       Per-Share       Income          Shares       Per-Share
                                     (Numerator)   (Denominator)     Amount       (Numerator)   (Denominator)      Amount
                                    -------------- --------------- ------------  -------------- --------------- -------------

Income before extraordinary gain         $500,000                                   $1,843,000


Less: Preferred Stock dividends           (30,000)                                     (32,000)
                                    --------------                               --------------

Basic EPS

Income before extraordinary gain
attributable to common stockholders       470,000    11,949,000       $0.04          1,811,000     10,622,000          $0.17
                                                                   ============                                 =============

Effect of Dilutive Securities

Securities Assumed Converted:

Options                                     -         3,308,000                         -           2,143,000

Warrants                                    -         1,047,000                         -             620,000

Preferred Stock                            30,000                                       32,000        844,000

Less: Securities assumed repurchased         -       (2,180,000)                        -          (1,989,000)
                                    -------------- ---------------               -------------- ---------------
Diluted EPS

Income before extraordinary gain
attributable to common stockholders
on a fully diluted basis                 $500,000    14,124,000       $0.04         $1,843,000     12,240,000          $0.15
                                    ============== =============== ============  ============== =============== =============


ITEM 2:  MANAGEMENT DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS of OPERATIONS
SPICE ENTERTAINMENT COMPANIES, INC. and SUBSIDIARIES CONTINUED
------------------------------------------------------------------------------

Results of Operations

     This report contains forward-looking statements that involve a number of risks and uncertainties. In addition to the factors discussed elsewhere in this report, among the other factors that could cause actual results to differ materially are the following: business conditions and the general economy; governmental regulation of the Company's adult programming and of the content and distribution of television programming in general; competitive factors such as rival adult television networks and alternative sources of adult programming content; consolidation in the ownership of the Company's principal customers; the risks of doing business in new international markets; the risks associated with the distribution of premium television programming; and the risks associated with the failure to consummate the merger with PEI.

Overview

     The Company has isolated the financial effects of certain transactions, events and non-recurring items which occurred during the nine months ended September 30, 1997 from the Company's on-going operations to provide for a more meaningful comparison of the results of operations for the three months and nine months ended September 30, 1998 and the same period in 1997. These items include the Reclassification, Restructuring and other Unusual and Non-Recurring Items as such terms are defined below.

     Reclassification: The Company utilized satellite transponder services pursuant to a Transponder Services Agreement (the "Transponder Agreement") dated February 7, 1995 between the Company and AT&T Corp. (AT&T"). On March 31, 1997, the Company and Loral SpaceCom Corporation d/b/a Loral Skynet ("Loral"), a successor to AT&T, amended the Transponder Agreement by changing the termination date to October 31, 2004, thereby reducing the term by approximately four years. As a result of this amendment, the Transponder Agreement was reclassified for accounting purposes (the "Reclassification") as an operating lease rather than a capital lease commencing on March 31, 1997. As a result of the Reclassification, the Company recorded a one-time gain of approximately $2.3 million in the first quarter of 1997.

     Restructuring: As part of the Company's restructuring, the Company determined during the fourth quarter of 1996 that it would dispose of or sell certain non-strategic operating units and focus on the Company's core businesses. Consistent with the plan developed in 1996, the Company continued to evaluate non-strategic operating units in 1997. This resulted in the termination of the CVS network in the second quarter of 1997, and the subsequent dissolution of the CVS partnership. In addition, in the third quarter of 1997, the Company sold a majority interest in its wholly owned Danish subsidiary, DSTV A/S ("DSTV") and sold certain assets relating to the disposition of the Company's interest in American Gaming Network, J.V, realizing a gain of $1.3 million.

     Unusual and Non-Recurring Items: In the first quarter of 1997, the Company realized an extraordinary gain of $143,000 on the refinancing of its senior credit facility from PNC with the Credit Facility from Darla. In the third quarter of 1997, the Company realized a gain of $740,000 from the settlement of the breach of contract dispute with Nethold, which had provided subscriber management services ("SMS") to the Company's wholly owned UK subsidiary, The Home Video Channel Ltd. ("HVC").

     References in the discussion below to the results of on-going operations do not include the financial affects of the Reclassification, the Restructuring or Unusual and Non-Recurring Items.

Operating Income

     For each of the nine months ended September 30, 1998 and 1997, the Company reported operating income of approximately $2.1 million. The operating income for the nine months ended September 30, 1998 was attributable to income of $3.5 million generated from the Company's domestic operations, offset by a $1.4 million loss from the Company's international operations. The loss from international operations was primarily attributable to HVC, offset by modest income generated from other international sources. The operating income for the nine months ended September 30, 1997 was attributable to the income generated from the Company's on-going domestic operations of $2.5 million, offset by losses from the Reclassification and the Restructuring totaling $0.3 million. The Company also reported a slight loss of $0.1 million from its on-going international operations in this period.

     The Company's on-going domestic operations generated approximately a $1.0 million increase in operating income for the nine months ended September 30, 1998 as compared to the same period in 1997. This increase was primarily attributable to reductions in corporate expenses and marketing costs relating to the Spice Networks. The reductions in corporate expenses were primarily attributable to a decline in professional and consulting fees, a majority of which were associated with the split off of a wholly-owned subsidiary, and the refinancing of the Company's senior credit facility, both of which occurred in the first quarter of 1997. Offsetting these expense reductions was a decline in domestic revenue, principally from audiotext services which resulted from a change in the audiotext service provider for the Spice Networks that occurred during the second quarter of 1998. (See Note 4 above.)

     The additional loss generated from the Company's on-going international operations for the nine months ended September 30, 1998 as compared to the same period in 1997 was primarily attributable to HVC. While HVC reported a modest increase in revenues for the nine months ended September 30, 1998 as compared to same period in 1997, the increased revenues were more than offset by additional expenses relating to satellite, marketing and SMS activities for the nine months ended September 30, 1998 as compared to the same period in 1997. In 1997 HVC continued to lose direct to home ("DTH") subscribers and market share primarily from the decision to move The Adult Channel to a low frequency transponder. HVC agreed to switch transponders in exchange for reduced charges in the first and second quarter of 1997 (totaling $0.5 million). In 1998 HVC reversed its decision and, in August of 1998, resumed broadcasting The Adult Channel via a high frequency transponder, which resulted in additional satellite expenses of $0.3 million in the third quarter of 1998. HVC also reported significant increases in advertising and SMS expenses relating to the DTH market. As a result of these efforts, HVC has reversed The Adult Channel's decline in the DTH market, expanding its subscribers and revenues from this market.

     For the three months ended September 30, 1998 and 1997, the Company reported operating income of approximately $1.1 million and $0.2 million, respectively. The operating income for the three months ended September 30, 1998 was attributable to income of $1.6 million generated from the Company's domestic operations, offset by a $0.5 million loss from the Company's international operations. The operating income for the three months ended September 30, 1997 was attributable to the income generated from the Company's on-going domestic operations of $0.6 million, offset by losses from the Company's international operations totaling $0.4 million.

     The Company's on-going domestic operations had a $1.0 million increase in operating income for the three months ended September 30, 1998 as compared to the same period in 1997. This increase was primarily attributable to reductions in corporate expenses and marketing costs relating to the Spice Networks. Offsetting these expense reductions was a decline in domestic revenue from audiotext services and other revenue sources.

     The additional loss generated from the Company's on-going international operations for the three months ended September 30, 1998 as compared to the same period in 1997 was primarily attributable to HVC and the changes in its transponder arrangements described above and increases in HVC's advertising and SMS expenses relating to the DTH market.

Revenues

     Total revenue for the nine months and three months ended September 30, 1998 decreased by $2.8 million and $0.2 million, respectively, as compared to the same periods in 1997. The decrease in revenue for both periods was primarily attributable to the Restructuring. Also contributing to the decline in each of the periods was the decrease in revenues from audiotext services. Partially offsetting these declines were increases in revenue from the Spice Networks and international operations. While total revenue from on-going operations for the nine months ended September 30, 1998 decreased by approximately $0.9 million, total revenue from on-going operations for the three months ended September 30, 1998 increased by approximately $0.4 million, as compared to the same period in 1997.

     The increase in revenue from on-going operations from the Spice Networks for the three and nine month period ended September 30, 1998 was attributable entirely to the third quarter results which reflected a 15% growth in revenue as compared to the same period in 1997. The Company expects continued growth in revenue generated from the Spice Networks. However, there can be no assurances that the Company will not experience a reduction in license fees or a loss of a major customer brought on by continued competition in the Company's market segment and the ongoing concentration in the ownership of cable systems by multiple system operators ("MSO's"). Eight MSO's and DirecTV, a direct broadcast satellite ("DBS") provider, accounted for over 75% of the Company's domestic network revenue. As of September 30, 1998, the Spice Networks were available in approximately 22.1 million cable and DBS addressable households, representing an increase of 500,000 addressable households from September 30, 1997.

     For both the nine and three month periods ended September 30, 1998 as compared to the same periods in 1997, the increase in revenue from the Company's international operations was attributable to increases in HVC's DTH revenues and revenues from Latin America, which were generated primarily in the third quarter of 1998.

Salaries, Wages and Benefits

     Salaries, wages and benefits for nine and three months ended September 30, 1998 were comparable to the same periods in 1997.

Producer Royalties and Film Cost Amortization

     While producer royalties and film cost amortization for the three months ended September 30, 1998 were comparable to the same period in 1997, for the nine months ended September 30, 1998 it decreased by $0.5 million as compared to the same period in 1997. The decline was primarily attributable to the wind-down and suspension of the CVS Network in June of 1997.

Satellite, Playback and Uplink Expenses

     Satellite, playback and uplink expenses for the nine and three months ended September 30, 1998 increased by $2.3 million and $0.3 million, respectively, as compared to the same periods in 1997. The increase in the nine months was attributable to the Reclassification and the changes to HVC's transponder arrangements in the amount of $1.6 million and $1.0 million, respectively. Offsetting these increases were declines in satellite, playback and uplink expenses from the sale of the majority interest in DSTV. The increase in satellite, playback and uplink expenses for the three months ended September 30, 1998 was attributable to the changes to HVC's transponder arrangements.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses for the nine and three months ended September 30, 1998 decreased by $3.5 million and $1.3 million, respectively, as compared to the same periods in 1997. The decreases ware primarily attributable to reductions in corporate expenses and marketing costs relating to the Spice Networks, and the Restructuring. The decrease in corporate expenses was primarily attributable to a decline in professional and consulting fees, a majority of which were associated with the split-off of a wholly-owned subsidiary and the financing of the Company's senior credit facility, both of which occurred during the first quarter of 1997. Offsetting these declines was an increase in HVC's selling, general and administrative expenses which were primarily attributable to the increase in SMS and marketing related expenses.

Depreciation of Fixed Assets and Amortization of Goodwill

     Depreciation of fixed assets and amortization of goodwill decreased by $1.0 million for nine months ended September 30, 1998, as compared to the same period in 1997. The decline in depreciation expense was primarily attributable to the Reclassification. Depreciation of fixed assets and amortization of goodwill for the three months ended September 30, 1998 were comparable to the same period in 1997.

Interest Expense

     Interest expense decreased by $1.1 million for nine months ended
September 30, 1998 as compared to the same period in 1997. The decline in interest expense was primarily attributable to the Reclassification. Interest expense for the three months ended September 30, 1998 was comparable to the same period in 1997.

Liquidity and Capital Resources

     At September 30, 1998, the Company had cash and cash equivalents of $1.6 million and a working capital deficit of $7.9 million. The working capital deficit was primarily attributable to the classification of the Credit Facility as a current liability. In the nine months ended September 30, 1998, the Company received $3.6 million of proceeds from exercise of stock options, of which $1.8 million was used to pay off the revolving line of credit component of the Credit Facility. At September 30, 1998, the Credit Facility consisted of a term loan of $10.8 million and $1.7 million of funds available for future borrowings under the revolving line of credit. There were no outstanding borrowings under the line of credit on September 30, 1998.

     The Loan Agreement contains various financial covenants including minimum levels of revenues and adjusted EBITDA for each quarter during the term of the Credit Facility. The Company did not meet the revenue and EBITDA covenants for the three months ended September 30, 1998. Darla has agreed to waive the covenant violations for the third quarter 1998 pursuant to a Waiver Agreement dated November 16, 1998. The Waiver Agreement also provides that the Company and Darla will negotiate, in good faith, revised financial covenants for the balance of the term of the loan by December 1, 1998. The Loan Agreement also calls for $750,000 principal payments on each of January 1, 1999 and April 1, 1999. The Company believes it will have sufficient resources to meet these two payments.

     For the nine months ended September 30, 1998, the Company reported a decline of cash of $1.2 million, resulting from cash used in investing activities of $2.6 million, offset by cash provided by operating and financing activities of $0.7 million and $0.8 million, respectively. The cash used in investing activities was primarily attributable to the Company's continued investment in its library of movies. The cash provided by operating activities was attributable to income from operations adjusted for non-cash expenses of $4.1 million offset by net changes in assets and liabilities of $3.4 million, primarily caused by a significant increases in accounts receivable and prepaid expenses and reduction in accounts payable and accrued expenses. The major adjustments for non-cash expenses were depreciation and amortization of property and equipment and library of movies. The cash generated from financing activities was attributable to proceeds from the exercise of stock options of $3.6 million which was used for the repayment of the revolving line of credit under the Credit Facility and payments under capital lease obligations.

     The Merger Agreement provides for the repayment of the Credit Facility on the closing of the merger. In the event of a delay in closing, the Company may be required to obtain an extension of its existing Credit Facility or replacement financing to satisfy the final Darla payment due on July 15, 1999 of approximately $9.0 million. While the Company believes that the projected continued improvements in cash generated from operations during the reminder of 1998 and 1999 will be sufficient to fund the Company's operating activities and service its debt obligations, the Company does not currently have the resources available to repay the term loan under the Credit Facility upon maturity.
The Company believes that the Credit Facility can be refinanced on significantly better terms based on its prior financing experience. However, there are no assurances that the Company will be able to obtain replacement financing. If the Company is unable to obtain replacement financing, Darla could exercise its rights as a secured creditor of substantially all the assets of the Company and seek to foreclose on its lien or otherwise pursue its remedies under the Loan Agreement. Darla's exercise of its remedies under the Loan Agreement would have a material adverse affect on the Company.

Subsequent Events

     On July 29, 1998, the Company and Playboy Enterprises, Inc. ("Playboy") filed preliminary proxy materials in connection with the proposed merger of the Company and Playboy (which has been previously disclosed) (the "Merger") with the Securities and Exchange Commission (the "SEC"). The Company and Playboy have responded to comments from the SEC on the preliminary proxy materials and are in the process of responding to additional SEC comments and obtaining all other necessary consents and approvals.

     Playboy has informed the Company that Playboy has received a financial commitment from a major financial institution, which provides that, subject to satisfaction of customary conditions contained in the commitment letter, Playboy will be entitled to draw upon the commitment from and after February 12, 1999. The Company and Playboy have agreed to amend their Agreement and Plan of Merger (the "Merger Agreement") to provide for, among other things, the following: (i) the extension of the date on which either party may terminate the Merger Agreement from December 31, 1998 to March 1, 1999; (ii) the decrease in the price of Class B Common Stock of Playboy at which Playboy may refuse to consummate the Merger from $13 to $11 if the Merger is consummated after December 31, 1998, (iii) the decrease in the maximum value of the collar on the consideration to be paid in the Merger from $2.88 to $2.81, and (iv) if the Class B Common Stock of Playboy trades below $13 at the time of consummation of the Merger, the ability of Playboy to pay any additional consideration in either cash or shares of Class B Common Stock. The Company and Playboy will describe the specific terms of the amendment to the Merger Agreement in, and annex a copy of the amendment to, the proxy materials which will be mailed to the Company's stockholders after receipt of SEC clearance.

     The Company expects the Merger to be consummated in the first calendar quarter of 1999.

Year 2000 Compliance

     The Company has implemented a Year 2000 program to ensure that its computer systems and applications will function properly beyond the year 1999. The Company believes that adequate resources have been allocated for this purpose and expects its Year 2000 date conversion program to be completed on a timely basis. The Company does not believe that the cost of implementing its Year 2000 program will have a material adverse effect on the Company's financial condition or results of operations. However, there can be no assurance that the Company has or will identify all Year 2000 problems in its computer systems in advance of their occurrence or that the Company will be able to successfully remedy any problems that are discovered. The expenses of the Company's efforts to address such problems, or the expenses or liabilities to which the Company may become subject as a result of such problems, could have a material adverse affect on the Company's results of operations and financial condition. In addition, the revenue stream and financial ability of existing suppliers, service providers or customers may be adversely impacted by Year 2000 problems, which could cause fluctuations in the Company's revenues and operating profitability.

     Except as described above, the Company has not developed a contingency plan for the reasonable likely worst case scenario concerning the Year 2000. Were a Year 2000 problem to occur that the Company could not successfully resolve, it could have a material adverse effect on the results of operations and financial condition of the Company.

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


Dated:  November 16, 1998

                                           By:  /s/ Harlyn C. Enholm
                                                ----------------------------
                                                Harlyn C. Enholm
                                                Executive Vice President and
                                                Chief Financial Officer